Form 10-K
period 2011-12-31
nycaMedia, Inc.
filed 2012-04-02
CIK 1529433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2011

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                to

Commission File Number: 333-176720
nycaMedia, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	27-0203690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1077 Balboa Avenue, Laguna Beach, CA	92651
(Address of principal executive offices)	(Zip Code)
(714) 651-8000
(Registrant's Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Title of each class registered:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐   Yes     ☒  No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐   Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2011, approximately $0.

As of March 29, 2012, there were 5,596,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of nycaMedia, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends," “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Business.

Our Background. nycaMedia, Inc. (“nycaMedia,” “We,” or the “Company”) was incorporated in the State of Nevada on May 1, 2009.  Our principal business address is 1077 Balboa Avenue, Laguna Beach, CA 92651. Our telephone number is (714) 651-8000.

We have not undertaken any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of our business. We have not been a party to any bankruptcy, receivership or similar proceeding.

Our Business. We are a development stage print production, design and media company specializing in all types of advertising print and digital design which range from large format graphics and poster printing to digital motion graphics and client website construction.  We specialize in providing and maintaining outdoor advertising space on street furniture, which refers to objects and pieces of equipment installed on streets and roads such as bus shelters, newsstands, taxi stands and street lamps.   Our management has over twenty six years of experience in the print industry, including experience in conceptual design, pre-press and production management. We utilize a number of third-party contactors each with a different specialty, which, together with the experience of our management, provides the basis for the printing services that we provide to our clients. The terms and conditions of our arrangement with each contractor vary on a project by project basis and, therefore, there is no typical arrangement as to rates, fees and costs with any of our third-party contractors. We utilize our management’s expertise in the industry to negotiate the rates we pay for each project.

 Printing Services. Our current operations have focused on large format outdoor media print management that involves prepress and management of print production.  We print large banners, billboards, adhesive backed wall graphics, posters, newsstands and bus shelters. The majority of our current revenues have been generated from the printing services that we provide. Conceptual design and planning, pre-press and production management for each project is provided by Michael Hawks, one of our officers, on our premises. The press run and offset process are contracted out to third-party contractors outside of our premises.  We believe we have built solid relationships with our customers which will allow us grow beyond our current operations and provide more creative design, advertising and installation.

Design Services. Our design services are typically used for enhancing the graphics and images prior to printing, including touch-up work and creative design work. We work with large corporations, agencies and design marketing firms across the country to help deliver clients’ messages through numerous advertising channels. To date, the revenues we have generated from design services have been approximately 10% of our total revenues. Conceptual design, planning, and management services related to the design of the project are provided by Michael Hawks and Bernard Colacchio on our premises.  The touch-up work and creative design work is contracted out to third-party contractors outside of our premises.

Installation Services. We currently provide installation services on a limited basis, which have been provided by Michael Hawks.  The installation services we have provided to date have been provided by Michael Hawks outside of our premises.  However, we believe there is a significant opportunity to provide additional installation services particularly with installations of the printed material we are already producing. We have had discussions with potential installation partners, and we hope to partner with a national company that can handle all regions domestically. There is no guarantee that we will be able to establish a relationship with an installation partner in order to expand our operations nationally.  We hope to implement these future plans for providing installations within the next twelve months. The steps involved in implementing these future plans for providing installations are primarily continuing our discussions and negotiations with potential installation partners and reaching a formal agreement to provide those services with the party that we choose to be our installation partner. Our primary obstacle to providing installations is the business terms that we are able to negotiate an installation partner. We may not be able to negotiate terms that are economically viable to us.  In order to provide installations, we will not need proceeds from this offering as we expect our negotiations to occur via telephone and electronic communication.

Our Target Markets and Marketing Strategy.   We believe that our primary target market consists of small and large size entities that desire high-end print production, design and media services. Our marketing strategy is to promote our services and products and attract businesses to us.  Our marketing initiatives include:

•	utilizing the contacts of our management;
•	establishing relationships with industry professionals, who can refer customers to us;
•	attending industry tradeshows; and
•	initiating direct contact with potential customers.

Growth Strategy. Our objective is to become one of the dominant providers of high-end print production, design and media services to various entities. Our strategy is to develop relationships with our customers while providing a high level of personal service, which we believe will provide us with a competitive advantage. Key elements of our strategy include:

•	increasing our relationships with our current customers;
•	continuing and expanding our website; and
•	pursuing relationships with companies that will support our business development.

Our Website.   Our website is located at www.nycamedia.com and provides a description of our services along with our contact information including our address, telephone number and e-mail address. Our website also provides prospective customers with relevant information about our services.

Our Competition. The print production, design and media services industry in the United States is highly competitive. We compete with a variety of companies, many of which have greater financial and other resources than us, or are subsidiaries or divisions of larger organizations. In particular, the industry is characterized by a small number of large, dominant organizations that perform advertising printing related services.

The major competitive factors in our business are the timeliness and quality of customer service, the quality of finished products and price. Our ability to compete effectively in providing customer service and quality finished products depends primarily on the level of training of our staff, the utilization of computer software and equipment and the ability to perform the services with speed and accuracy. We believe we compete effectively in all of these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than we can. If our competitors offer high-end print production, design and media services at lower prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations.  Furthermore, many of our competitors are able to obtain more experienced employees than we can.

Our Industry. The United States printing industry is large and highly fragmented with approximately 30,048 estimated participants as reported in the 2010 United States Department of Labor Bureau of Labor Statistics Census of Establishments, Employment and Wages. This is down 1,498 from approximately 31,546 participants in 2009. The industry consists of a few large companies with sales in excess of $1 billion, several mid-sized companies with sales in excess of $100 million and thousands of smaller operations. These printing businesses operate in a broad range of sectors, including commercial printing, quick printing, digital printing, manifold business forms printing, blankbook and looseleaf binder manufacturing, among others.  The printing industry continues to experience pricing pressure related to increases in the cost of materials used in the manufacture of our products. We do not know whether raw material pricing will increase in 2012.

Government Regulation. We are also subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in Nevada, California and the United States.

Our Research and Development.   We are not currently conducting any research and development activities, other than the development of our website.  We do not anticipate conducting such activities in the near future.

Intellectual Property. We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

We own the Internet domain name www.nycamedia.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Insurance. We currently do not maintain any insurance.

Employees. As of March 30, 2012, we have no employees other than our two officers. We anticipate that we will be using the services of independent contractors as consultants to support our expansion and business development. We are not a party to any employment agreements.

Facilities. Our executive, administrative and operating offices are located at 1077 Balboa Avenue, Laguna Beach, CA 92651. Michael Hawks, our officer and director, provides approximately 200 square feet of office space at no charge. Our financial statements reflect the fair market value of that space which is approximately $200 per month. We do not have a written lease or sublease agreement with Mr. Hawks. Mr. Hawks does not expect to be paid or reimbursed for providing office facilities. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Legal Proceedings. There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  If any of the following risks actually occurs, our business, financial condition, and/or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks related to our business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were incorporated in May 2009. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues.

Because we are a development stage company, we have limited revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have only generated limited revenues. The success of our business operations will depend upon our ability to obtain clients and provides quality services to those clients. We are not able to predict whether we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

The high-end print production and media services industry has been dominated by larger, more established service providers.

We compete directly with a number of other high-end print production and media services firms with the same degree of specialization.  Some of these firms enjoy significant market share, operate at multiple locations and have greater financial resources than we do.  We face competition from other high-end print production and media services. We are newly entering this market, therefore, we do not know if our services will generate widespread market acceptance. Several factors may contribute to our products and services not achieving broad market acceptance, which include:

•	increased competition among other high-end print production and media services providers;
•	failure to acquire, maintain and use state-of-the-art designing and computer equipment and printing equipment; and
•	failure of clientele to use our printing services.

The software and equipment we use in our printing business are subject to rapid technological change and could cause us to make significant capital investment in new equipment.

Newer technologies, techniques or products for the delivery of advertising printing services we offer could be developed with better performance than the computer equipment, software and printers that we use. The availability of new and better technologies could require us to make significant investments in computer and printer equipment and software, render our current computer and printer equipment or software obsolete and have a significant negative impact on our business and results of operations.  Furthermore, technological changes, such as improvements or advancements in computer and printer equipment or software could require a significant investment on our part to train our designers how to use these new applications.

Our officers and sole director are engaged in other activities that could conflict with our interests. Therefore, our officers and sole director may not devote sufficient time to our affairs, which may affect our ability to conduct marketing activities and generate revenues.

The individuals serving as our officers and director have existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our officers and director shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which he may be or become involved and our affairs.  Michael Hawks and Bernard Colacchio both work for Parker Printing and they operate nycaMedia, Inc. on a part time basis. As a result, Mr. Hawks and Mr. Colacchio may have a potential conflict of interest with Parker Printing, Inc. in allocating time to the activities of nycaMedia, Inc.  We do not believe there is a conflict of interest with Parker Printing, Inc. for the presentation of business opportunities because nycaMedia, inc. focuses on a business area that Parker Printing, Inc. does not offer or have the capability/equipment to handle, such as large format printing, design and creative development.

We depend on the efforts and abilities of our officers.

We currently have only two officers, Michael Hawks and Bernard Colacchio, who are also our only employees.  Mr. Hawks currently devotes approximately 20 hours per week to our business. Mr. Colacchio currently devotes approximately 5 hours per month to our business. Outside demands on our officers’ time may prevent each of them from devoting sufficient time to our operations. In addition, the demands on each of these individuals’ time will increase because of our status as a public company.  Mr. Hawks and Mr. Colacchio both have limited experience in managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements. We cannot guaranty that our management will remain with us.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $75,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

We are subject to the Section 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as a fully reporting company pursuant to Section 12.

We are subject to the Section 15(d) reporting requirements according to the Securities Exchange Act of 1934, or Exchange Act. As a filer subject to Section 15(d) of the Exchange Act:

•	we are not required to prepare proxy or information statements;
•	we will be subject to only limited portions of the tender offer rules;
•	our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company;
•	our officers, directors, and more than ten (10%) percent shareholders are not subject to the short-swing profit recovery provisions of the Exchange Act; and
•	more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

If we have less than 300 shareholders at our next fiscal year end, our reporting obligations under Section 15(d) of the Exchange Act will be suspended.

We are required to file the necessary reports in 2012, the fiscal year that our registration statement on Form S-1 (File No. 333-176720) was declared effective. After that fiscal year and provided we have less than 300 shareholders, we are not required to file those reports. If those reports are not filed by us, the investors will have reduced visibility as to the company and our financial condition, which may negatively impact our shareholders’ ability to evaluate our prospects.

Our business could be hurt by changes in economic and advertising trends.

A decrease in demand for advertising space could negatively impact our business. General economic conditions and trends in the advertising industry affect the amount of advertising space purchased. A reduction in money spent on our displays could result from:

•	a general decline in economic conditions;
•	a decline in economic conditions in particular markets where we conduct business;
•	a reallocation of advertising expenditures to other available media by significant users of our displays; or
•	a decline in the amount spent on advertising in general.

Fluctuations in the costs of paper, ink, energy, and other raw materials may negatively impact our business.

Our business is subject to risks associated with the cost and availability of paper, ink, other raw materials, and energy. Consolidation of supplier markets or increases in the costs of these items may increase our costs, and we may not be able to pass these costs on to customers through higher prices. Increases in the costs of materials may adversely impact customers’ demand for printing and related services. A severe paper, multi-market energy shortage, or delivery delays could have an adverse effect upon many of our operations.

The printing business we compete in generally does not have long-term customer agreements, and our printing operations may be subject to quarterly and cyclical fluctuations.

The printing industry in which we compete is generally characterized by individual orders from customers or short-term contracts.  A significant portion of our customers are not contractually obligated to purchase products or services from us.  Most customer orders are for specific printing jobs, and repeat business largely depends on our customers’ satisfaction with our work product.  Although our business does not depend on any one customer or group of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time. In addition, the timing of particular jobs or types of jobs at particular times of year may cause significant fluctuations in the operating results of our various printing operations in any given quarter.  We depend to some extent on sales to certain industries.  To the extent these industries experience downturns, the results of our operations may be adversely affected.

Our operations are dependent on third party contractors.

We use the services of independent contractors to support our operations.  Our ability to conduct operations and generate revenues is dependent on the availability and performance of those third party contractors.  We cannot guaranty that we will be successful in either retaining the services of our current third party contractors or attracting alternative contractors in the event that our current contractors discontinue providing services to us. Any failure to retain the services of our current contractors or locate alternative contractors will negatively affect our ability to generate significant revenues and continue and expand our operations.

Risks related to owning our common stock:

We arbitrarily determined the offering price of the shares of common stock. Therefore, investors may lose all or part of their investment if the offering price is higher than the current market value of the offered shares.

The offering price of the shares of common stock being offered by us has been determined primarily by our capital requirements and has no relationship to any established criteria of value, such as book value or earnings per share. Additionally, because we have no significant operating history and have only generated minimal revenues to date, the price of the shares of common stock is not based on past earnings, nor is the price of the shares indicative of current market value for the assets owned by us. Investors could lose all or a part of their investment if the offering price has been arbitrarily set too high. Even if a public trading market develops for our common stock, the shares may not attain market values commensurate with the offering price.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 5,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Our officer, director and principal shareholder controls our operations and matters requiring shareholder approval.

Michael Hawks, our officer, director and principal shareholder, owns approximately 89.3% of our outstanding shares of common stock as of March 29, 2012. As a result, Mr. Hawks will have the ability to control or significantly influence all matters requiring approval by our shareholders, including the election and removal of directors. Such control will allow Mr. Hawks to control the future course of the company.

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Because we may be subject to the “penny stock” rules, the level of trading activity in our stock may be reduced which may make it difficult for investors to sell their shares.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. Our common stock is not listed or quoted on any exchange or market.  We hope to have our common stock quoted on the Over the Counter Bulletin Board and OTCQB although we do not have any current plans in place to have our common stock quoted. We cannot guaranty that our common stock will be quoted on the Over the Counter Bulletin Board or OTCQB. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.  Factors such as announcements of new services by us or our competitors and quarter-to-quarter variations in our results of operations, as well as market conditions in our sector may have a significant impact on the market price of our shares. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of stock of many companies and that often has been unrelated or disproportionate to the operating performance of those companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities. Our executive, administrative and operating offices are located at 1077 Balboa Avenue, Laguna Beach, CA 92651. Michael Hawks, our officer and director, provides approximately 200 square feet of office space at no charge. Our financial statements reflect the fair market value of that space which is approximately $200 per month. We do not have a written lease or sublease agreement with Mr. Hawks. Mr. Hawks does not expect to be paid or reimbursed for providing office facilities. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.   There is no public market for shares of our common stock. Our common stock is not listed or quoted on any exchange or market.  We hope to have our common stock quoted on the Over the Counter Bulletin Board and OTCQB although we do not have any current plans in place to have our common stock quoted.

Holders.   There was one stockholder of record as of December 31, 2011.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans. As of December 31, 2011, we had no compensation plans under which our equity securities were authorized for issuance.

Recent sales of unregistered securities. No sales of unregistered securities by us occurred during the year ended December 31, 2011.

Purchases of Equity Securities. None.

Use of Proceeds of Registered Securities.   Our initial public offering of common stock was made pursuant to a registration statement on Form S-1 (File No. 333-176720), which the SEC declared effective on January 9, 2012. In the offering, we are selling shares of our common stock at a price of $0.05 per share. We plan to use the net proceeds from our initial public offering for working capital and general corporate purposes.

Penny Stock Regulation.   Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

●	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
●	a toll-free telephone number for inquiries on disciplinary actions;
●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.

Overview. On May 1, 2009, nycaMedia, Inc. was incorporated in the State of Nevada.  We are a print production, design and media company that specializes in all types of advertising printing and digital design, which range from large formal graphics and poster printing to digital motion graphics and client website construction.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended December 31, 2011 together with notes thereto as included in this Annual Report on Form 10-K.

For the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Results of Operations.

Revenues.   Our revenues decreased by $36,046 from $154,215 for the year ended December 31, 2010 to $118,169 for the year ended December 31, 2011. The decrease in revenues between the comparable periods was attributable to a slowdown in sales which we believe was directly related to the uncertainty in the economy.   We hope to generate increased revenues as we continue operations and implement our business plan.

Costs of Revenues.   Our cost of revenues sold decreased by $17,134 from $72,421 for the year ended December 31, 2010 to $55,287 for the year ended December 31, 2011.  The decrease in cost of goods sold was primarily related to decreased revenues.   For the year ended December 31, 2011, our cost of revenues were comprised of work performed by contractors and supplies purchased.  Our design services are provided by outside contractors and their compensation included in our cost of revenues.  Supplies purchased by these contractors are billed with the labor performed on each respective job as one amount.

Gross Profit.   Our gross profit decreased by $18,912 from $81,974 for the year ended December 31, 2010 to $62,882 for the year ended December 31, 2011. The decrease in gross profit was primarily due to decreased revenues.

Operating Expenses.   Our operating expenses increased $95,767 from $70,253 for the year ended December 31, 2010 to $166,020 for the year ended December 31, 2011.  The overall increase between the comparable periods is primarily due to increased general and administrative expenses, which increased from $48,613 for the year ended December 31, 2010, to $79,811 for the year ended December 31, 2011 and professional fees, which increased from $2,769 for the year ended December 31, 2010 to $85,087 for the year ended December 31, 2011.  The increase in professional fees was due to increased legal fees.  These increases were partially offset by a decrease in selling expenses, which decreased from $18,871 for the year ended December 31, 2010, to $1,122 for the year ended December 31, 2011.

Other Expense.   Interest expense increased $785 from $0 for the year ended December 31, 2010 to $785 for the year ended December 31, 2011.  The increase in interest expense was a result of issuing a $5,000 note payable to an investor on June 6, 2011. The note bears 10% interest per annum.

Income Tax Expense (Benefit).   Income tax expense decreased by $18,738 from an expense of $4,852 for the year ended December 31, 2010 to a benefit of $13,886 for the year ended December 31, 2011.  The decrease in income tax was a result of a decrease in taxable income for the year ended December 31, 2011.  We have a federal net operating loss carry forward of approximately $26,000, which if not used to offset future taxable income will expire during 2031.

Net Income (Loss).   Our net income decreased $96,726 from a net income of $6,689 for the year ended December 31, 2010 to a net loss of $90,037 for the year ended December 31, 2011.  The net loss was attributable to decreased revenue and increased operating expenses.

Liquidity and Capital Resources. On May 5, 2009, we issued 5,000,000 shares of common stock to our founder at a value of $5,000 ($0.001 per share) for services rendered by our founder, which included corporate formation, website development and identifying strategic business partners.

As of December 31, 2011, we have cash of $1,489, accounts receivable of $3,074, and a deferred tax asset of $15,687, which comprise our current assets.  Our current assets, combined with property and equipment worth $9,088, represent our total assets of $29,338 as of December 31, 2011.

As of December 31, 2011, our total liabilities were $97,775.  Our total current liabilities consisted of current liabilities of $73,474 for accounts payable and accrued expenses and $22,500 for a note payable and a non-current liability of $1,801 for a deferred tax liability. We had no other long term liabilities, commitments or contingencies.

We filed a Registration Statement on Form S-1 to sell 10,000,000 shares of our common stock at a purchase price of $0.05 per share in a direct public offering. The Registration Statement on Form S-1 was declared effective on January 9, 2012.  We are currently selling shares of our common stock at a price of $0.05 per share. We will use proceeds from the Registration Statement for working capital and general corporate purposes.

During 2012, we expect to incur significant accounting and legal costs associated with being a public company. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. We estimate that these costs will range up to $75,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.

As of December 31, 2011, we had a cash balance of $1,489. In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months.  If we are unable to obtain additional financing, then we will need to rely solely on revenues to meet our working capital requirements. We cannot guaranty that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations.  Accordingly, the notes to our financial statements for the year ended December 31, 2011 disclose uncertainty as to our ability to continue as a going concern.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guarantee they will do so. On June 6, 2011, Michael Hawks, our officer and director, loaned us $5,000 to cover our expenses and fund our operations.  On October 13, 2011, Mr. Hawks loaned us an additional $12,500 to cover our expenses and fund our operations. On November 9, 2011, Mr. Hawks loaned us an additional $5,000 to cover our expenses and fund our operations.  The three loans are evidenced by promissory notes that are due on demand and bear annual interest of 10%. For each of the three outstanding promissory notes, the principal together with any accrued interest shall be due and payable on demand by Mr. Hawks, which means that Mr. Hawks can request that we repay him at any time. We hope to repay these notes by using revenues generated from our operations during the next twelve to twenty four months.  If funding cannot be obtained to pay these promissory notes, then Mr. Hawks may exercise all rights available to him under California law to collect the amounts due.    Although the promissory notes technically include any future advances by Mr. Hawks, we do not have any oral or written commitment with Mr. Hawks or our other officer to provide additional funds in the future to cover our expenses and fund our operations. We cannot guaranty that additional funds will be advanced to us by Mr. Hawks.

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

TARVARAN, ASKELSON & COMPANY®
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of nycaMedia, Inc.
(A Development Stage Company)
Laguna Beach, California

We have audited the accompanying balance sheets of nycaMedia, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2011 and 2010, and for the period from May 1, 2009 (inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of nycaMedia, Inc. (a development stage company) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, and for the period from May 1, 2009 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 2, the Company has incurred significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
March 30, 2012

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
 DECEMBER 31, 2011 AND DECEMBER 31, 2010

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$1,489	$11,416
Accounts receivable	3,074	4,500
Other receivable	-	7,529
Deferred tax asset	15,687	495
Total current assets	20,250	23,940

Property and Equipment, Net	9,088	8,957
TOTAL ASSETS	$29,338	$32,897

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and Accrued liabilities	$73,474	$5,790
Income taxes payable	-	5,772
Note payable	22,500	-
Total current liabilities	95,974	11,562

Deferred tax liability - non current	1,801	2,135

TOTAL LIABILITIES	97,775	13,697

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $.001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	5,000	5,000
Preferred stock; $.001 par value; 5,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2011 and 2010, respectively	-	-
Additional paid-in capital	6,400	4,000
Accumulated deficit	(79,837)	10,200

Total stockholders' equity (deficit)	(68,437)	19,200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,338	$32,897

The accompanying notes are an integral part of these condensed financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

	FOR THE YEAR ENDED DECEMBER 31, 2011	FOR THE YEAR ENDED DECEMBER 31, 2010	FOR THE PERIOD FROM MAY 1, 2009 (INCEPTION) THROUGH DECEMBER 31, 2011

REVENUES	$118,169	$154,215	$422,765

COST OF REVENUES	55,287	72,421	224,726

GROSS PROFIT	62,882	81,794	198,039

OPERATING EXPENSES
General and Administrative	79,811	48,613	172,571
Selling	1,122	18,871	19,993
Professional Fees	85,087	2,769	88,851
TOTAL OPERATING EXPENSES	166,020	70,253	281,415

NET INCOME (LOSS) BEFORE OTHER EXPENSE	(103,138)	11,541	(83,376)

OTHER INCOME (EXPENSE)
Interest expense	(785)	-	(785)
TOTAL OTHER INCOME (EXPENSE)	(785)	-	(785)

NET INCOME (LOSS) BEFORE INCOME TAXES	(103,923)	11,541	(84,161)

INCOME TAX (BENEFIT) EXPENSE	(13,886)	4,852	(4,324)

NET INCOME (LOSS)	$(90,037)	$6,689	$(79,837)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.02)	$0.00

The accompanying notes are an integral part of these condensed financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' INCOME (LOSS)
FOR THE PERIOD FROM MAY 1, 2009 (INCEPTION) THROUGH DECEMBER 31, 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance - May 1, 2009	-	$-	$-	$-	$-

Common shares issued for services	5,000,000	5,000	-	-	5,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,600	-	1,600

Net income	-	-	-	3,511	3,511

Balance - December 31, 2009	5,000,000	5,000	1,600	3,511	10,111

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net income	-	-	-	6,689	6,689

Balance - December 31, 2010	5,000,000	5,000	4,000	10,200	19,200

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net income	-	-	-	(90,037)	(90,037)

Balance - December 31, 2011	5,000,000	$5,000	$6,400	$(79,837)	$(68,437)

The accompanying notes are an integral part of these condensed financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED  DECEMBER 31, 2011 AND 2010

			MAY 1, 2009
	FOR THE	FOR THE	(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31, 2011	DECEMBER 31, 2010	DECEMBER 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(90,037)	$6,689	$(79,837)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation expense	3,953	2,206	6,159
Common stock issued for services	-	-	5,000
Additional paid-in capital in exchange for facilities provided by related party	2,400	2,400	6,400

Change in assets and liabilities
(Increase) Decrease in accounts receivable	1,426	18,741	(3,074)
(Increase) Decrease in other receivable	7,529	(7,529)	-
Increase (Decrease) in deferred tax asset	(15,192)	(495)	(15,687)
Increase (Decrease) in accounts payable and accrued expenses	66,184	(20,847)	71,974
Increase (Decrease) in income tax payable	(5,772)	2,372	-
(Decrease) in deferred tax liability	-	(1,310)	-
Increase (Decrease) in deferred tax liability - non current	(333)	2,135	1,802
Net cash provided by (used in) operating activities	(29,842)	4,362	(7,263)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(4,085)	(11,163)	(15,248)
Net cash (used in) investing activities	(4,085)	(11,163)	(15,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from note payable	24,000	-	24,000
Net cash provided by financing activities	24,000	-	24,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,927)	(6,801)	1,489

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	11,416	18,217	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,489	$11,416	$1,489

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$3,472	$3,046

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NYCAMEDIA, INC.
  NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Organization

On May 1, 2009, nycaMedia, Inc. (a corporation in the development stage) (the “Company”) was incorporated in the State of Nevada.

nycaMedia, Inc.  is a high end print production, design and media company that specializes in all types of advertising printing and digital design, which range from large formal graphics and poster printing to digital motion graphics and client website construction.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America ("GAAP").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined by ASC 915.  The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate revenues from the Company’s print production services.

Going Concern

The accompanying financial statements as of December 31, 2011 have been prepared assuming the Company will continue as a going concern.  The Company has experienced a net loss, has a working capital deficit and has an accumulated deficit of $79,837 at December 31, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.
The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. The asset and liability carrying amounts in the accompanying financial statements do not purport to represent realizable or settlement values.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NYCAMEDIA, INC.
 NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation Period
Furniture and Fixture	5 Years
Computer equipment	3 Years

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets , such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”).  ASC 740-10 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2011 and December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

NYCAMEDIA, INC.
 NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company will record revenue from sales in accordance with ASC 605. The criteria for recognition are as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectability is reasonably assured.

Determination of criteria (3) and (4) will be based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification subtopic 718-10, Stock Compensation (“ASC 718-10”).  This requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

As of December 31, 2011, there were no outstanding employee stock options.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of December 31, 2011. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.
Concentrations of Credit Risk

For the year ended December 31, 2011, the Company transacted its business with two customers who accounted for 79% of total revenues.  Total revenues approximated $92,000 for these customers.  Total accounts receivable from these related customers was $2,070 at December 31, 2011.

For the year ended December 31, 2011, the Company transacted business with two vendors totaling 49,500 or 90% of cost of goods sold.

NYCAMEDIA, INC.
 NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. The ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. For the Company, this ASU is effective prospectively beginning January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial condition.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2012 and earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of ASU 2011-08 on our financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, consolidated financial position or cash flow.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2011 and December 31, 2010:

	2011	2010

Computer equipment	$2,706	$2,706
Furniture and equipment	12,542	8,457
	15,248	11,163

Less: accumulated depreciation	(6,160)	(2,206)
Property and equipment, net	$9,088	$8,957

The Company recorded depreciation expense for the year ended December 31, 2011 and 2010 of $3,953 and $1,404, respectively.

NYCAMEDIA, INC.
 NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 4 - RELATED PARTY TRANSACTIONS

From the Company’s inception (May 1, 2009) through December 31, 2011, the Company utilized approximately 200 square feet of office space from its officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.   For the year ended December 31, 2011 and 2010, we recorded a total rent expense of $2,400, respectively

NOTE 5- NOTE PAYABLE

On June 6, 2011, the Company issued a promissory note to a related party in the amount of $5,000.  The note is payable on demand and bears interest at 10% per annum.  The Company recorded interest expense in the amount of $285 at December 31, 2011.

On October13, 2011, the Company issued a promissory note to a related party in the amount of $12,500.  The note is payable on demand and bears interest at 10% per annum.  The Company recorded interest expense in the amount of $271 at December 31, 2011.

On November 9, 2011, the Company issued a promissory note to a related party in the amount of $5,000.  The note is payable on demand and bears interest at 10% per annum.  The Company recorded interest expense in the amount of $98 at December 31, 2011.

NOTE 6 - STOCKHOLDERS' EQUITY

The Company was established with two classes of stock, common stock – 50,000,000 shares authorized at a par value of $0.001 per share and preferred stock- 5,000,000 shares authorized at a par value of $0.001 per share.

On May 5, 2009, the Company issued 5,000,000 shares of common stock to the Company’s founder at a value of $5,000 ($0.001 per share) for services rendered by the Company’s founder, which included the following: corporate formation, website development and identifying strategic business partners.  Those 5,000,000 shares were valued at $0.001 per share based on the fair value of the services performed on the date of issuance. No quoted market price was available on the date they were granted.

NYCAMEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
NOTE 7 - INCOME TAXES

Income tax expense (benefit) amounted to $(13,886) and $4,852 for the year ended December 31, 2011 and 2010, respectively. The Company has a federal net operating loss carry forward of approximately $26,000, which if not used to offset future taxable income will expire during 2031. The actual tax expense (benefit) differs from the "expected" tax (computed by applying the U.S. federal corporate tax rate of 15% to earnings before income taxes and the State tax rate of 8.84% to earnings before income tax) as follows:

	2011	2010
Expected tax expense (benefit)	$(24,964)	$4,051
Non-deductible expenses	2,220	1,498
Depreciation	(2,226))	(1,343)
Cash to accrual adjustment	17,038	646
Valuation allowance	(5,954)	-

	$(13,886)	$4,852

 The components of income tax expense (benefit) for 2011 is as follows:

Tax expense (benefit)	Current	Deferred	Total
Federal	$-	$(12,543)	$(12,543)
State	-	(7,297)	(7,297)
Valuation allowance		5,954	5,954

	$-	$(13,886)	$(13,886)

The components of income tax expense (benefit) for 2010 is as follows:

Tax (expense) benefit	Current	Deferred	Total
Federal	$2,775	$138	$2,913
State	1,746	193	1,939
Valuation allowance	-	-	-

	$4,521	$331	$4,852

NYCAMEDIA, INC.
 NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 7 - INCOME TAXES (CONTINUED)

The components of deferred tax assets and (liabilities) for 2011 is as follows:

Tax Asset (liabilty)	Current	Noncurrent	Total
Federal	$10,453	$2,768	$13,221
State	5,234	1,386	6,619
Valuation allowance	-	(5,954)	(5,954)

	$15,687	$(1,801)	$13,886

The components of deferred tax assets and (liabilities) for 2010 is as follows:

Tax Asset (liabilty)	Current	Noncurrent	Total
Federal	$381	$(1,344)	$(963)
State	114	(792)	(678)
Valuation allowance		-	-

	$495	$(2,136)	$(1,641)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Such compensating procedures and processes included engaging an outside certified public accountant to review our financial statements and periodic reports.  Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

Except as described above with respect to the implementation of the compensating procedures and processes to remediate the material weakness, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Michael Hawks	39	Chief Executive Officer, President, Secretary, and a director
Bernard Colacchio	43	Chief Financial Officer, Treasurer

Michael Hawks. Mr. Hawks has been our President, Secretary, and sole director since our inception. From 2005 to the present, Mr. Hawks was the Vice President of Parker Printing, Inc., a California corporation, where he oversees the day to day operations as well as all sales and marketing management including new business and website development. From 1999 to 2005, Mr. Hawks was an Infusion Therapy Specialist at B. Braun Medical where he was responsible for hospital sales and marketing in the greater Orange County and Long Beach territories. From 1997 to 1999, Mr. Hawks began his career in the print and graphic design industry as a sales representative at The Standard Register Company, where he was responsible for outside printing sales in Orange County. Mr. Hawks graduated with a Bachelor of Science degree from the University of California, Berkeley in 1995.  Mr. Hawks is currently not an officer or director of any other reporting company.  Mr. Hawks currently devotes approximately twenty hours per week to our operations.  From 2007 to 2009, Mr. Hawks was the President, Secretary, Chief Financial Officer, and a director of SN Strategies Corp., a reporting company.

We believe that Mr. Hawks’ eight years of experience in the print, design and advertising industry are attributes and skills, which make him suitable to serve as our director. Moreover, our current ownership structure is such that Mr. Hawks currently owns 100% of our issued and outstanding shares, which we believe makes Mr. Hawks suitable to oversee our operations and protects his interests as a shareholder.

Bernard Colacchio. Mr. Colacchio has been our treasurer since inception. From 1993 to the present, Mr. Colacchio was the Vice President of Parker Printing, Inc., a California corporation, where he is responsible for printing and finishing services.  Mr. Colacchio currently devotes approximately five hours per month to our operations.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.   All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist) serve at the discretion of the board. Currently, our director receives no compensation.

Michael Hawks is the brother in law of Bernard Colacchio. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Corporate Governance.

Committees. Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors believes it is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert. Presently, the Board of Directors acts as the audit committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Code of Ethics. We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Director Independence.  We do not have any independent directors.  The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 11. Executive Compensation.

Summary Compensation Table.   The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the year ended December 31, 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Hawks President, Secretary	2011	$0	$0	$0	$0	$0	$0	$0	$0
Bernard Colacchio Treasurer	2011	$0	$0	$0	$0	$0	$0	$0	$0

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2011.

Outstanding Equity Awards. As of December 31, 2011, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Michael Hawks President, Secretary	0	0	0	0	N/A	0	0	0	0
Bernard Colacchio Treasurer	0	0	0	0	N/A	0	0	0	0

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers. We have no group life, health, hospitalization, or medical reimbursement or relocation plans in effect.

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2011, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percentage of Class (1)
Common Stock	Michael Hawks 1077 Balboa Avenue Laguna Beach, CA 92651	5,000,000 shares, Chief Executive Officer, President, Secretary, a director	100%
Common Stock	Bernard Colacchio 1077 Balboa Avenue Laguna Beach, CA 92651	No shares, Chief Financial Officer, Treasurer	0%
Common Stock	All Executive Officers and Directors as a Group	5,000,000 shares	100%

(1)	Percentage of beneficial ownership of our common stock is based on 5,000,000 shares of common stock outstanding as of December 31, 2011.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control.   Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

In May 2009, we issued 5,000,000 shares of our common stock to Michael Hawks, our officer and director at inception.  These shares were issued in exchange for services valued at $5,000, or $0.001 per share.

On June 6, 2011, we issued a promissory note to Michael Hawks, our officer and director, in the amount of $5,000.  The note is payable on demand and bears interest at 10% per annum.  We recorded interest expense in the amount of $159 at December 31, 2011.

On October 13, 2011, we issued a promissory note to Michael Hawks, our officer and director, in the amount of $12,500.  The note is payable on demand and bears interest at 10% per annum.

On November 9, 2011, we issued a promissory note to Michael Hawks, our officer and director, in the amount of $5,000. The note is payable on demand and bears interest at 10% per annum.

Michael Hawks, our officer and director, currently provides approximately 200 square feet of office space to us at no charge. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $200 per month. For the years ended December 31, 2011 and December 31, 2010, we recorded a total rent expense of $2,400 and $2,400, respectively.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for the fiscal year ended December 31, 2011 and the year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $7,832 and $11,500, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2011 and the year ended December 31, 2010, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal year ended December 31, 2011 and the year ended December 31, 2010, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on September 7, 2011
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 filed on September 7, 2011
10.1	Promissory Note for Michael Hawks, dated June 6, 2011, incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1 filed on September 7, 2011
10.2	Promissory Note for Michael Hawks, dated October 13, 2011, incorporated by reference to Exhibit 10.2 of our Amendment No. 1 to our Registration Statement on Form S-1/A filed on October 20, 2011
10.3	Promissory Note for Michael Hawks, dated November 9, 2011, incorporated by reference to Exhibit 10.3 of our Amendment No. 2 to our Registration Statement on Form S-1/A filed on November 25, 2011
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nycaMedia, Inc.
a Nevada corporation

April 2, 2012	By:	/s/ Michael Hawks
Michael Hawks
	Its:	Chief Executive Officer, President, Secretary, and a director
(Principal Executive Officer)
April 2, 2012	By:	/s/ Bernard Colacchio
Bernard Colacchio
	Its:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Hawks	April 2, 2012
Michael Hawks
Its:	Chief Executive Officer, President, Secretary and a director
(Principal Executive Officer)

By:	/s/ Bernard Colacchio	April 2, 2012
Bernard Colacchio
Its:	Chief Financial Officer and Treasurer
(Principal Financial Officer)