Form 10-Q
period 2012-03-31
nycaMedia, Inc.
filed 2012-05-15
CIK 1529433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to________

Commission File Number: 000-54695

nycaMedia, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-0203690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1077 Balboa Avenue, Laguna Beach, CA 92651
(Address of principal executive offices) (Zip Code)

(714) 651-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 14, 2012, there were 5,824,038 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II
OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
 MARCH 31, 2012 AND DECEMBER 31, 2011

	(Unaudited)
	March 31,	December 31,
	2012	2010
ASSETS

CURRENT ASSETS
Cash	$25,251	$1,489
Accounts receivable	2,455	3,074
Other receivable	-	-
Deferred tax asset	20,188	15,687
Total current assets	47,894	20,250

Property and Equipment, Net	7,909	9,088
TOTAL ASSETS	$55,803	$29,338

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and Accrued liabilities	$107,863	$73,474
Income taxes payable	-	-
Note payable	22,500	22,500
Total current liabilities	130,363	95,974

Deferred tax liability - non current	1,801	1,801

TOTAL LIABILITIES	132,164	97,775

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock subscribed; 228,038 and 0 shares as of March 31, 2012 and December 31, 2011, respectively	11,401	-
Common stock; $.001 par value; 50,000,000 shares authorized; 5,596,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	5,596	5,000
Preferred stock; $.001 par value; 5,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	36,204	6,400
Accumulated deficit	(129,562)	(79,837)

Total stockholders' equity (deficit)	(76,361)	(68,437)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,803	$29,338

The accompanying notes are an integral part of these condensed financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

	(Unaudited)
	FOR THE THREE MONTHS ENDED MARCH 31, 2012	FOR THE THREE MONTHS ENDED MARCH 31, 2011	FOR THE PERIOD FROM MAY 1, 2009 (INCEPTION) THROUGH MARCH 31, 2012

REVENUES	$44,690	$35,870	$467,455

COST OF REVENUES	26,449	20,416	251,175

GROSS PROFIT	18,241	15,454	216,280

OPERATING EXPENSES
General and Administrative	23,405	20,180	195,976
Selling	885	668	20,878
Professional Fees	47,616	2,214	136,467
TOTAL OPERATING EXPENSES	71,906	23,062	353,321

NET INCOME (LOSS) BEFORE OTHER EXPENSE	(53,665)	(7,608)	(137,041)

OTHER INCOME (EXPENSE)
Interest expense	(561)	-	(1,346)
TOTAL OTHER INCOME (EXPENSE)	(561)	-	(1,346)

NET INCOME (LOSS) BEFORE INCOME TAXES	(54,226)	(7,608)	(138,387)

INCOME TAX (BENEFIT) EXPENSE	(4,501)	789	(8,825)

NET INCOME (LOSS)	$(49,725)	$(8,397)	$(129,562)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,425,714	5,000,000

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.00)

 The accompanying notes are an integral part of these condensed financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' INCOME (LOSS)
FOR THE PERIOD FROM MAY 1, 2009 (INCEPTION) THROUGH MARCH 31, 2012

			Additional	Common Stock		Total
	Common Stock		Paid-in	Subscribed	Accumulated	Stockholders’
	Shares	Par Value	Capital	Not Issued	Deficit	Equity/(Deficit)

Balance - May 1, 2009	-	$-	$-	$-	$-	$-

Common shares issued for services	5,000,000	5,000	-	-	-	5,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,600	-	-	1,600

Net income	-	-	-	-	3,511	3,511

Balance - December 31, 2009	5,000,000	5,000	1,600	-	3,511	10,111

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	-	2,400

Net income	-	-	-	-	6,689	6,689

Balance - December 31, 2010	5,000,000	5,000	4,000.00	-	10,200	19,200

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400		-	2,400

Net loss	-	-	-		(90,037)	(90,037)

Balance - December 31, 2011	5,000,000	$5,000	$6,400		$(79,837)	$(68,437)

Additional paid-in capital in exchange for facilities provided by related party	-	600	-	-	-	600

Stock issued for cash	596,000	596	29,204	-	-	29,800

Common stock subscribed for cash	-	-	-	11,401	-	11,401

Net loss	-	-	-	-	(49,725)	(49,725)

Balance - March 31, 2012	5,596,000	$5,596	$36,204	$11,401	$(129,561)	$(76,361)

The accompanying notes are an integral part of these financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

	(Unaudited)
	FOR THE THREE MONTHS ENDED	FOR THE THREE MONTHS ENDED	MAY 1, 2009 (INCEPTION) THROUGH
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(49,725)	$(8,397)	$(129,562)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation expense	1,179	840	7,338
Common stock issued for services	-	-	5,000
Additional paid-in capital in exchange for facilities provided by related party	600	600	7,000

Change in assets and liabilities
(Increase) Decrease in accounts receivable	619	4,094	(2,455)
(Increase) Decrease in other receivable	-	2,180	-
Increase (Decrease) in deferred tax asset	(4,501)	-	(20,188)
Increase (Decrease) in accounts payable and accrued expenses	34,389	(5,790)	106,363
Increase (Decrease) in income tax payable	-	(3,277)	-
(Decrease) in deferred tax liability	-	-	-
Increase (Decrease) in deferred tax liability - non current	-	-	1,802
Net cash provided by (used in) operating activities	(17,439)	(9,750)	(24,702)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(15,248)
Net cash (used in) investing activities	-	-	(15,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from note payable	-	-	24,000
Proceeds received from the issuance of common stock	29,800	-	29,800
Common stock subscribed for cash	11,401	-	11,401
Net cash provided by financing activities	41,201	-	65,201

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,762	(9,750)	25,251

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,489	11,416	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$25,251	$1,666	$25,251

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$3,046

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	$-	$-

 The accompanying notes are an integral part of these condensed financial statements.

NYCAMEDIA, INC.
 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America ("GAAP").

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined by ASC 915.  The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate revenues from the Company’s print production services.

Going Concern

The accompanying condensed financial statements as of March 31, 2012 have been prepared assuming the Company will continue as a going concern.  The Company has experienced a net loss, has a working capital deficit and has an accumulated deficit of $129,562 at March 31, 2012.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. The asset and liability carrying amounts in the accompanying financial statements do not purport to represent realizable or settlement values.

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements on Form 10-K for the years ended December 31, 2011. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. We made certain reclassifications to prior-period amounts to conform to the current presentation.

NYCAMEDIA, INC.
  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2012 and December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

NYCAMEDIA, INC.
  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of March 31, 2012, there were no outstanding employee stock options.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of March 31, 2012. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

Concentrations of Credit Risk

For the period ended March 31, 2012, the Company transacted its business with three customers who accounted for 100% of total revenues.  Total revenues approximated $39,975 for these customers.  Total accounts receivable from these related customers was $2,455 at March 31, 2012.

For the period ended March 31, 2012, the Company transacted business with one vendors totaling $19,750 or 95% of cost of goods sold.

NYCAMEDIA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2012 and December 31, 2011:

	2012	2011

Computer equipment	$2,706	$2,706
Furniture and equipment	12,542	12,542
	15,248	15,248

Less: accumulated depreciation	(7,340)	(6,160)
Property and equipment, net	$7,909	$9,088

The Company recorded depreciation expense of $1,179 and $840, for the period ended March 31, 2012 and 2011, respectively.

NYCAMEDIA, INC.
  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 4- RELATED PARTY TRANSACTIONS

From the Company’s inception (May 1, 2009) through March 31, 2012, the Company utilized approximately 200 square feet of office space from its officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.   For the period ended March 31, 2012 and 2011, we recorded a total rent expense of $600, respectively.

NOTE 5- NOTE PAYABLE

On June 6, 2011, the Company issued a promissory note to a related party in the amount of $5,000.  The note is payable on demand and bears interest at 10% per annum.  The Company recorded interest expense in the amount of $125 at March 31, 2012.

On October13, 2011, the Company issued a promissory note to a related party in the amount of $12,500.  The note is payable on demand and bears interest at 10% per annum.  The Company recorded interest expense in the amount of $311 at March 31, 2012.

On November 9, 2011, the Company issued a promissory note to a related party in the amount of $5,000.  The note is payable on demand and bears interest at 10% per annum.  The Company recorded interest expense in the amount of $125 at March 31, 2012.

NOTE 6- STOCKHOLDERS' EQUITY

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

On January 26, 2012 the Company issued 596,000 shares of common stock for $29,800 ($0.05 per share).

On March 30, 2012 the Company authorized the issuance of 228,038 shares for $11,401 ($0.05 per share).  As of March 31, 2012 the share were considered subscribed and not issued.

NYCAMEDIA, INC.
  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 7-	INCOME TAXES

Income tax expense (benefit) amounted to $(4,501) and $(13,886) for the three months ended March 31, 2012 and for the year ended December 31, 2011, respectively. The Company has a federal net operating loss carry forward of approximately $26,000, which if not used to offset future taxable income will expire during 2031. The actual tax expense (benefit) differs from the "expected" tax (computed by applying the U.S. federal corporate tax rate of 15% to earnings before income taxes and the State tax rate of 8.84% to earnings before income tax) as follows:

	2011	2010
Expected tax expense (benefit)	$(11,000)	$(24,964)
Non-deductible expenses	357	2,220
Depreciation	(2,226)	(2,226)
Cash to accrual adjustment	13,894	17,038
Valuation allowance	(5,954)	(5,954)

	$(4,501)	$(13,886)

 The components of income tax expense (benefit) for  March 31, 2012 is as follows:

Tax expense (benefit)	Current	Deferred	Total
Federal	$-	$(8,284)	$(8,284)
State	-	(2,171)	(2,171)
Valuation allowance		5,954	5,954

	$-	$(4,501)	$(4,501)

 The components of income tax expense (benefit) for 2010 is as follows:

Tax (expense) benefit	Current	Deferred	Total
Federal	$-	$(12,543)	$(12,543)
State	-	(7,297)	(7,297)
Valuation allowance	-	5,954	5,954

	$-	$(13,886)	$(13,886)

NYCAMEDIA, INC.
  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 7-	INCOME TAXES (CONTINUED)

The components of deferred tax assets and (liabilities) for 2012 is as follows:

Tax Asset (liabilty)	Current	Noncurrent	Total
Federal	$13,453	$2,483	$15,936
State	6,375	1,243	7,979
Valuation allowance	-	(5,954)	(5,954)

	$20,188	$(1,801)	$18,387

The components of deferred tax assets and (liabilities) for 2011 is as follows:

Tax Asset (liabilty)	Current	Noncurrent	Total
Federal	$10,453	$2,768	$13,221
State	5,234	1,386	6,619
Valuation allowance		(5,954)	(5,994)

	$15,687	$(1,801)	$13,886

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements.

This Quarterly Report of nycaMedia, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates.    Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Overview. nycaMedia, Inc. (“nycaMedia,” “we,” or the “Company”) was incorporated in the State of Nevada on May 1, 2009.  We are a print production, design and media company that specializes in all types of advertising printing and digital design, which range from large formal graphics and poster printing to digital motion graphics and client website construction.  We specialize in providing and maintaining outdoor advertising space on street furniture, which refers to objects and pieces of equipment installed on streets and roads such as bus shelters, newsstands, taxi stands and street lamps.   Our management has over twenty six years of experience in the print industry, including experience in conceptual design, pre-press and production management.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended March 31, 2012, together with notes thereto, which are included in this report.

For the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Results of Operations.

Revenues.  We generated revenues of $44,690 for the three months ended March 31, 2012, as compared to revenues of $35,870 for the three months ended March 31, 2011.  The increase in revenues of $8,820 over the comparable periods is directly attributable to increased sales.  We hope to generate increased revenues as we continue operations and further implement our business plan.

Costs of Revenues.   Our cost of revenues sold increased by $6,033 from $20,416 for the three months ended March 31, 2011 to $26,449 for the three months ended March 31, 2012.  The increase in cost of goods sold between the comparable periods was primarily related to increased revenues between those periods.   For the three months ended March 31, 2012, our cost of revenues were comprised of work performed by contractors and supplies purchased.  Our design services are provided by outside contractors and their compensation included in our cost of revenues.  Supplies purchased by these contractors are billed with the labor performed on each respective job as one amount.

Gross Profit. Our gross profit increased by $2,787 from $15,454 for the three months ended March 31, 2011 to $18,241 for the three months ended March 31, 2012.

Operating Expenses.   Our operating expenses increased $48,844 from $23,062 for the three months ended March 31, 2011 to $71,906 for the three months ended March 31, 2012.  The overall increase between the comparable periods is primarily due to increased professional fees, which increased from $2,214 for the three months ended March 31, 2011 to $47,616 for the three months ended March 31, 2012 and also an increase in general and administrative expenses, which increased from $20,180 for the three months ended March 31, 2011 to $23,405 for the three months ended March 31, 2012.  The increase in professional fees was directly related to an increase in legal and accounting costs as a result of becoming a public company.  In addition, our selling expenses increased slightly from $668 for the three months ended March 31, 2011 to $885 for the three months ended March 31, 2012.

Other Expense.   Interest expense increased $561 from $0 for the three months ended March 31, 2011 to $561 for the three months ended March 31, 2012.  The increase in interest expense was a result of issuing three notes payable to our officer and director. The notes each bear 10% interest per annum.

Income Tax Expense (Benefit). Income tax expense decreased by $5,290 from an expense of $789 for the three months ended March 31, 2011 to a benefit of $4,501 for the three months ended March 31, 2012.  The income tax benefit was a result of a federal net operating loss carry forward of approximately $26,000, which if not used to offset future taxable income will expire during 2031.

Net Loss.   Our net loss increased $41,328 from $8,397 for the three months ended March 31, 2011 to $49,725 for the three months ended March 31, 2012.  The increase in net loss between the comparable periods was attributable to increased professional fees as a result of becoming a public company.

Liquidity and Capital Resources.

As of March 31, 2012, our current assets are comprised of cash of $25,251, accounts receivable of $2,455, and a deferred tax asset of $20,188.  Our current assets, combined with property and equipment worth $7,909, represent our total assets of $55,803 as of March 31, 2012.

As of March 31, 2012, our total liabilities were $132,164.  Our total current liabilities consisted of current liabilities of $107,863 for accounts payable and accrued expenses and $22,500 for a note payable and a non-current liability of $1,801 for a deferred tax liability. We had no other long term liabilities, commitments or contingencies.

We filed a Registration Statement on Form S-1 to sell 10,000,000 shares of our common stock at a purchase price of $0.05 per share in a direct public offering. The Registration Statement on Form S-1 was declared effective on January 9, 2012.  On January 26, 2012, we sold 596,000 shares of our common stock to unrelated investors for cash of $29,800 pursuant to that offering.  Additionally, on March 30, 2012, we sold an additional 228,038 to unrelated investors for cash of $11,402 pursuant to that offering.  Our offering pursuant to the Registration Statement closed on April 3, 2012.  We have used proceeds from the offering for working capital and general corporate purposes.

During 2012, we expect to continue to incur significant accounting and legal costs associated with being a public company. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. We estimate that these costs will range up to $75,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.

As of March 31, 2012, we had a cash balance of $25,251. In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months.  If we are unable to obtain additional financing, then we will need to rely solely on revenues to meet our working capital requirements. We cannot guarantee that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations.  Accordingly, the notes to our financial statements for the period ended March 31, 2012 disclose uncertainty as to our ability to continue as a going concern.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guarantee they will do so. On June 6, 2011, Michael Hawks, our officer and director, loaned us $5,000 to cover our expenses and fund our operations.  On October 13, 2011, Mr. Hawks loaned us an additional $12,500 to cover our expenses and fund our operations. On November 9, 2011, Mr. Hawks loaned us an additional $5,000 to cover our expenses and fund our operations.  The three loans are evidenced by promissory notes that are due on demand and bear annual interest of 10%. For each of the three outstanding promissory notes, the principal together with any accrued interest shall be due and payable on demand by Mr. Hawks, which means that Mr. Hawks can request that we repay him at any time. We hope to repay these notes by using revenues generated from our operations during the next twelve to twenty four months.  If funding cannot be obtained to pay these promissory notes, then Mr. Hawks may exercise all rights available to him under California law to collect the amounts due.    Although the promissory notes technically include any future advances by Mr. Hawks, we do not have any oral or written commitment with Mr. Hawks or our other officer to provide additional funds in the future to cover our expenses and fund our operations. We cannot guarantee that additional funds will be advanced to us by Mr. Hawks.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2012, the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal controls over financial reporting.  There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nycaMedia, Inc., a Nevada corporation
May 15, 2012	By:	/s/ Michael Hawks
Michael Hawks
	Its:	President, Chief Executive Officer and a Director
(Principal Executive Officer)

May 15, 2012	By:	/s/ Bernard Colacchio
Bernard Colacchio
	Its:	Chief Financial Officer, Chief Operating Officer, and a Director
(Principal Financial and Accounting Officer)