Form 10-Q
period 2012-06-30
nycaMedia, Inc.
filed 2012-08-13
CIK 1529433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 13, 2012, there were 5,824,038 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II
OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
 JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$51,962	$1,489
Accounts receivable	2,105	3,074
Deferred tax asset	27,672	15,687
Total current assets	81,739	20,250

Property and Equipment, Net	6,729	9,088
TOTAL ASSETS	$88,468	$29,338

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and Accrued liabilities	$129,169	$73,474
Note payable	22,500	22,500
Total current liabilities	151,669	95,974

Deferred tax liability - non current	1,801	1,801

TOTAL LIABILITIES	153,470	97,775

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $.001 par value; 50,000,000 shares authorized; 5,824,038 shares and 5,000,000 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	5,824	5,000
Preferred stock; $.001 par value; 5,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	47,978	6,400
Accumulated deficit	(118,804)	(79,837)

Total stockholders' equity (deficit)	(65,002)	(68,437)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,468	$29,338

The accompanying notes are an integral part of these condensed financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	UNAUDITED
	FOR THE THREE MONTHS ENDED JUNE 30, 2012	FOR THE THREE MONTHS ENDED JUNE 30, 2011	FOR THE SIX MONTHS ENDED JUNE 30, 2012	FOR THE SIX MONTHS ENDED JUNE 30, 2011	FOR THE PERIOD FROM MAY 1, 2009 (INCEPTION) THROUGH JUNE 30, 2012

REVENUES	$86,851	$25,491	$131,541	$61,361	$554,306

COST OF REVENUES	27,598	3,392	54,047	23,808	278,773

GROSS PROFIT	59,253	22,099	77,494	37,553	275,533

OPERATING EXPENSES
General and Administrative	23,805	11,458	47,210	31,638	219,781
Selling	866	332	1,751	1,000	21,744
Professional Fees	30,744	68	78,360	2,282	167,211
TOTAL OPERATING EXPENSES	55,415	11,858	127,321	34,920	408,736

NET INCOME (LOSS) BEFORE OTHER EXPENSE	3,838	10,241	(49,827)	2,633	(133,203)

OTHER INCOME (EXPENSE)
Interest expense	(563)	(41)	(1,124)	(41)	(1,909)
TOTAL OTHER INCOME (EXPENSE)	(563)	(41)	(1,124)	(41)	(1,909)

NET INCOME (LOSS) BEFORE INCOME TAXES	3,275	10,200	(50,951)	2,592	(135,112)

INCOME TAX (BENEFIT) EXPENSE	(7,483)	3,215	(11,984)	4,004	(16,308)

NET INCOME (LOSS)	$10,758	$6,985	$(38,967)	$(1,412)	$(118,804)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,819,026	5,000,000	5,622,370	5,000,000

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
  CONDENSED STATEMENT OF STOCKHOLDERS' INCOME (LOSS)
FOR THE PERIOD FROM MAY 1, 2009 (INCEPTION) THROUGH JUNE 30, 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity/(Deficit)

Balance - May 1, 2009	-	$-	$-	$-	$-

Common shares issued for services	5,000,000	5,000	-	-	5,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,600	-	1,600

Net income	-	-	-	3,511	3,511

Balance - December 31, 2009	5,000,000	5,000	1,600	3,511	10,111

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net income	-	-	-	6,689	6,689

Balance - December 31, 2010	5,000,000	5,000	4,000	10,200	19,200

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net income	-	-	-	(90,037)	(90,037)

Balance - December 31, 2011	5,000,000	$5,000	$6,400	$(79,837)	$(68,437)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Common stock issued for cash	824,038	824	40,378		41,202

Net income	-	-	-	(38,967)	(38,967)

Balance - June 30, 2012	5,824,038	$5,824	$47,978	$(118,804)	$(65,002)

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

	UNAUDITED
	FOR THE SIX MONTHS ENDED JUNE 30, 2012	FOR THE SIX MONTHS ENDED JUNE 30, 2011	MAY 1, 2009 (INCEPTION) THROUGH JUNE 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,967)	$(1,412)	$(118,804)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation expense	2,359	1,707	8,519
Common stock issued for services	-	-	5,000
Additional paid-in capital in exchange for facilities provided by related party	1,200	1,200	7,600

Change in assets and liabilities
(Increase) Decrease in accounts receivable	969	4,500	(2,107)
(Increase) Decrease in other receivable	-	(198)	-
Increase (Decrease) in deferred tax asset	(11,985)	(800)	(27,672)
Increase (Decrease) in accounts payable and accrued expenses	55,695	(1,296)	127,670
Increase (Decrease) in income tax payable	-	1,658	-
(Decrease) in deferred tax liability	-	-	-
Increase (Decrease) in deferred tax liability - non current	-	(174)	1,802
Net cash provided by (used in) operating activities	9,271	5,185	2,008

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(982)	(15,248)
Net cash (used in) investing activities	-	(982)	(15,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from note payable	-	5,000	24,000
Proceeds received from issuance of common stock	41,202	-	41,202
Net cash provided by financing activities	41,202	5,000	65,202

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,473	9,203	51,962

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,489	11,416	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$51,962	$20,619	$51,962

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$3,277

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NYCAMEDIA, INC.
  CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011

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

Going Concern

The accompanying financial statements as of June 30, 2012 have been prepared assuming the Company will continue as a going concern.  The Company has experienced a net loss, has a working capital deficit and has an accumulated deficit of $118,804 at June 30, 2012.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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
  CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2012 and December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

NYCAMEDIA, INC.
  CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011

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

As of June 30, 2012, there were no outstanding employee stock options.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of June 30, 2012. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

Concentrations of Credit Risk

For the period ended June 30, 2012, the Company transacted its business with two major customers who accounted for 58% of total revenues.  Total revenues approximated $76,586 for these customers.  Total accounts receivable from these related customers was $847 at June 30, 2012.

For the period ended June 30, 2012, the Company transacted business with one vendor totaling $38,760 or 71% of cost of goods sold.

NYCAMEDIA, INC.
  CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011

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

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2012 and December 31, 2011:

	2012	2011

Computer equipment	$2,706	$2,706
Furniture and equipment	12,542	12,542
	15,248	15,248

Less: accumulated depreciation	(8,519)	(6,160)
Property and equipment, net	$6,729	$9,088

The Company recorded depreciation expense of $2,359 and $1,707, for the period ended June 30, 2012 and 2011, respectively.

NYCAMEDIA, INC.
  CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011

NOTE 4- RELATED PARTY TRANSACTIONS

From the Company’s inception (May 1, 2009) through June 30, 2012, the Company utilized approximately 200 square feet of office space from its officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.   For the period ended June 30, 2012 and 2011, we recorded a total rent expense of $1,200 and $1,200, respectively.

NOTE 5- NOTE PAYABLE

On June 6, 2011, the Company issued a promissory note to a related party in the amount of $5,000.  The note is payable on demand and bears interest at 10% per annum.  The Company recorded interest expense in the amount of $250 and $41 at June 30, 2012 and 2011, respectively.

On October13, 2011, the Company issued a promissory note to a related party in the amount of $12,500.  The note is payable on demand and bears interest at 10% per annum.  The Company recorded interest expense in the amount of $624 at June 30, 2012.

On November 9, 2011, the Company issued a promissory note to a related party in the amount of $5,000.  The note is payable on demand and bears interest at 10% per annum.  The Company recorded interest expense in the amount of $250 at June 30, 2012.

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

During the period six months June 30, 2012, the Company issued 824,000 shares of common stock to investors for $41,202 ($.05 per share).

NYCAMEDIA, INC.
  CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011

NOTE 7- INCOME TAXES

Income tax expense (benefit) amounted to $(10,184) and $(13,886) for the six months ended June 30, 2012 and for the year ended December 31, 2011, respectively. The Company has a federal net operating loss carry forward of approximately $26,000, which if not used to offset future taxable income will expire during 2031. The actual tax expense (benefit) differs from the "expected" tax (computed by applying the U.S. federal corporate tax rate of 15% to earnings before income taxes and the State tax rate of 8.84% to earnings before income tax) as follows:

	2011	2010
Expected tax expense (benefit)	$(14,099)	$(24,964)
Non-deductible expenses	1,254	2,220
Depreciation	(2,226)	(2,226)
Cash to accrual adjustment	3,321	17,038
Valuation allowance	(234)	(5,954)

	$(11,984)	$(13,886)

The components of income tax expense (benefit) for 2012 is as follows:

Tax expense (benefit)	Current	Deferred	Total
Federal	$-	$(7,631)	$(7,631)
State	-	(4,587)	(4,587)
Valuation allowance		234	234

	$-	$(11,984)	$(11,984)

 The components of income tax expense (benefit) for 2011 is as follows:

Tax expense (benefit)	Current	Deferred	Total
Federal	$-	$(12,543)	$(12,543)
State	-	(7,297)	(7,297)
Valuation allowance	-	5,954	5,954

	$-	$(13,886)	$(13,886)

NYCAMEDIA, INC.
  CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011

NOTE 7- INCOME TAXES (CONTINUED)

The components of deferred tax assets and (liabilities) for 2012 is as follows:

Tax Asset (liabilty)	Current	Noncurrent	Total
Federal	$18,439	$(1,044)	$17,395
State	9,232	(523)	8,709
Valuation allowance	-	(234)	(234)

	$27,671	$(1,801)	$25,871

The components of deferred tax assets and (liabilities) for 2011 is as follows:

Tax Asset (liabilty)	Current	Noncurrent	Total
Federal	$10,453	$2,768	$13,221
State	5,234	1,386	6,619
Valuation allowance		(5,954)	(5,994)

	$15,687	$(1,801)	$13,886

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

Critical Accounting Policy and Estimates.    Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q for the period ended June 30, 2012.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended June 30, 2012, together with notes thereto, which are included in this report.

For the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Results of Operations.

Revenues.  We generated revenues of $86,851 for the three months ended June 30, 2012, as compared to revenues of $25,491 for the three months ended June 30, 2011.  The increase in revenues of $61,360 over the comparable periods is directly attributable to increased sales.  We hope to generate increased revenues as we continue operations and further implement our business plan.

Costs of Revenues. Our cost of revenues sold increased by $24,206 from $3,392 for the three months ended June 30, 2011 to $27,598 for the three months ended June 30, 2012.  The increase in cost of revenues between the comparable periods was primarily related to increased revenues between those periods.   For the three months ended June 30, 2012, our cost of revenues were comprised of work performed by contractors and supplies purchased.  Our design services are provided by outside contractors and their compensation included in our cost of revenues.  Supplies purchased by these contractors are billed with the labor performed on each respective job as one amount.

Gross Profit. Our gross profit increased by $37,154 from $22,099 for the three months ended June 30, 2011 to $59,253 for the three months ended June 30, 2012.

Operating Expenses.   Our operating expenses increased $43,557 from $11,858 for the three months ended June 30, 2011 to $55,415 for the three months ended June 30, 2012.  The overall increase between the comparable periods is primarily due to increased professional fees, which increased from $68 for the three months ended June 30, 2011 to $30,744 for the three months ended June 30, 2012 and also an increase in general and administrative expenses, which increased from $11,458 for the three months ended June 30, 2011 to $23,805 for the three months ended June 30, 2012.  The increase in professional fees was directly related to an increase in legal and accounting costs as a result of becoming a public company.  In addition, our selling expenses increased slightly from $332 for the three months ended June 30, 2011 to $866 for the three months ended June 30, 2012.

Other Expense.  Interest expense increased $522 from $41 for the three months ended June 30, 2011 to $563 for the three months ended June 30, 2012.  The increase in interest expense was a result of issuing three notes payable to our officer and director. The notes each bear 10% interest per annum.

Income Tax Expense (Benefit). Income tax expense decreased by $10,698 from an expense of $3,215 for the three months ended June 30, 2011 to a benefit of $7,483 for the three months ended June 30, 2012.  The income tax benefit was a result of a federal net operating loss carry forward of approximately $26,000, which if not used to offset future taxable income will expire during 2031.

Net Income. Our net income increased $3,773 from a net income of $6,985 for the three months ended June 30, 2011 to a net income of $10,758 for the three months ended June 30, 2012.  The increase in net income between the comparable periods was attributable to increased revenues from increased sales.

For the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Results of Operations.

Revenues.  We generated revenues of $131,541 for the six months ended June 30, 2012, as compared to revenues of $61,361 for the six months ended June 30, 2011.  The increase in revenues of $70,180 over the comparable periods is directly attributable to increased sales.  We hope to generate increased revenues as we continue operations and further implement our business plan.

Costs of Revenues. Our cost of revenues sold increased by $30,239 from $23,808 for the six months ended June 30, 2011 to $54,047 for the six months ended June 30, 2012.  The increase in cost of revenues between the comparable periods was primarily related to increased revenues between those periods.   For the six months ended June 30, 2012, our cost of revenues were comprised of work performed by contractors and supplies purchased.  Our design services are provided by outside contractors and their compensation included in our cost of revenues.  Supplies purchased by these contractors are billed with the labor performed on each respective job as one amount.

Gross Profit. Our gross profit increased by $39,941 from $37,553 for the six months ended June 30, 2011 to $77,494 for the six months ended June 30, 2012.

Operating Expenses.   Our operating expenses increased $92,401 from $34,920 for the six months ended June 30, 2011 to $127,321 for the six months ended June 30, 2012.  The overall increase between the comparable periods is primarily due to increased professional fees, which increased from $2,282 for the six months ended June 30, 2011 to $78,360 for the six months ended June 30, 2012 and also an increase in general and administrative expenses, which increased from $31,638 for the six months ended June 30, 2011 to $47,210 for the six months ended June 30, 2012.  The increase in professional fees was directly related to an increase in legal and accounting costs as a result of becoming a public company.  In addition, our selling expenses increased slightly from $1,000 for the six months ended June 30, 2011 to $1,751 for the six months ended June 30, 2012.

Other Expense. Interest expense increased $1,083 from $41 for the six months ended June 30, 2011 to $1,124 for the six months ended June 30, 2012.  The increase in interest expense was a result of issuing three notes payable to our officer and director. The notes each bear 10% interest per annum.

Income Tax Expense (Benefit). Income tax expense decreased by $15,988 from an expense of $4,004 for the six months ended June 30, 2011 to a benefit of $11,984 for the six months ended June 30, 2012.  The income tax benefit was a result of a federal net operating loss carry forward of approximately $26,000, which if not used to offset future taxable income will expire during 2031.

Net Loss.  Our net loss increased $37,555 from $1,412 for the six months ended June 30, 2011 to a net loss of $38,967 for the six months ended June 30, 2012.  The increase in net loss between the comparable periods was attributable to increased professional fees as a result of becoming a public company.

Liquidity and Capital Resources.

As of June 30, 2012, our current assets are comprised of cash of $51,962, accounts receivable of $2,105, and a deferred tax asset of $27,671.  Our current assets, combined with property and equipment worth $6,729 represent our total assets of $88,468 as of June 30, 2012.

As of June 30, 2012, our total liabilities were $153,470.  Our total current liabilities consisted of current liabilities of $129,169 for accounts payable and accrued expenses and $22,500 for a note payable and a non-current liability of $1,801 for a deferred tax liability. We had no other long term liabilities, commitments or contingencies.

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

As of June 30, 2012, we had a cash balance of $51,962. In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months.  If we are unable to obtain additional financing, then we will need to rely solely on revenues to meet our working capital requirements. We cannot guarantee that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations.  Accordingly, the notes to our financial statements for the period ended June 30, 2012 disclose uncertainty as to our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2012, the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

nycaMedia, Inc., a Nevada corporation
August 13, 2012	By:	/s/ Michael Hawks
Michael Hawks
	Its:	President, Chief Executive Officer and a Director
(Principal Executive Officer)

August 13, 2012	By:	/s/ Bernard Colacchio
Bernard Colacchio
	Its:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)