Form 10-Q
period 2012-09-30
nycaMedia, Inc.
filed 2012-11-13
CIK 1529433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 13, 2012, there were 5,824,038 shares of the issuer's $.001 par value common stock issued and outstanding.

PART II
OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
 SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$10,252	$1,489
Accounts receivable	533	3,074
Other receivable	-	-
Deferred tax asset	29,839	15,687
Total current assets	40,624	20,250

Property and Equipment, Net	5,549	9,088
TOTAL ASSETS	$46,173	$29,338

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and Accrued liabilities	$133,092	$73,474
Note payable	22,500	22,500
Total current liabilities	155,592	95,974

Deferred tax liability - non current	1,801	1,801

TOTAL LIABILITIES	157,393	97,775

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $.001 par value; 50,000,000 shares authorized; 5,824,038 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	5,824	5,000
Preferred stock; $.001 par value; 5,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	48,578	6,400
Accumulated deficit	(165,622)	(79,837)

Total stockholders' equity (deficit)	(111,220)	(68,437)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,173	$29,338

 The accompanying notes are an integral part of these condensed financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

			(UNAUDITED)
	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011	FOR THE PERIOD FROM MAY 1, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2012

REVENUES	$6,592	$46,372	$138,133	$82,242	$560,898

COST OF REVENUES	5,085	9,763	59,132	30,179	283,858

GROSS PROFIT	1,507	36,609	79,001	52,063	277,040

OPERATING EXPENSES
General and Administrative	23,256	28,539	70,466	48,719	243,037
Selling	-	3,226	1,751	3,894	21,744
Professional Fees	26,673	39,783	105,033	41,997	193,884
TOTAL OPERATING EXPENSES	49,929	71,548	177,250	94,610	458,665

NET INCOME (LOSS) BEFORE OTHER EXPENSE	(48,422)	(34,939)	(98,249)	(42,547)	(181,625)

OTHER INCOME (EXPENSE)
Interest expense	(564)	(41)	(1,688)	(159)	(2,473)
TOTAL OTHER INCOME (EXPENSE)	(564)	(41)	(1,688)	(159)	(2,473)

NET INCOME (LOSS) BEFORE INCOME TAXES	(48,986)	(34,980)	(99,937)	(42,706)	(184,098)

INCOME TAX (BENEFIT) EXPENSE	(2,168)	(6,552)	(14,152)	(5,763)	(18,476)

NET INCOME (LOSS)	$(46,818)	$(28,428)	$(85,785)	$(36,943)	$(165,622)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,824,038	5,000,000	5,692,580	5,000,000

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.02)	$(0.01)	$(0.01)	$(0.01)

 The accompanying notes are an integral part of these condensed financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' INCOME (LOSS)
FOR THE PERIOD FROM MAY 1, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2012
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity/(Deficit)

Balance - May 1, 2009	-	$-	$-	$-	$-

Common shares issued for services	5,000,000	5,000	-	-	5,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,600	-	1,600

Net income	-	-	-	3,511	3,511

Balance - December 31, 2009	5,000,000	5,000	1,600	3,511	10,111

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net income	-	-	-	6,689	6,689

Balance - December 31, 2010	5,000,000	5,000	4,000.00	10,200	19,200

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net income	-	-	-	(90,037)	(90,037)

Balance - December 31, 2011	5,000,000	$5,000	$6,400	$(79,837)	$(68,437)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Comon stock issued for cash	824,000	824	40,378		41,202

Net income	-	-	-	(85,785)	(85,785)

Balance - September 30, 2012	5,824,000	$5,824	$48,578	$(165,622)	$(111,220)

The accompanying notes are an integral part of these financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

		(UNAUDITED)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011	MAY 1, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(85,785)	$(36,943)	$(165,622)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation expense	3,539	2,629	9,698
Common stock issued for services	-	-	5,000
Additional paid-in capital in exchange for facilities provided by related party	1,800	1,800	8,200

Change in assets and liabilities
(Increase) Decrease in accounts receivable	2,541	4,500	(533)
(Increase) Decrease in other receivable	-	7,529	-
Increase (Decrease) in deferred tax asset	(14,152)	(5,689)	(29,839)
Increase (Decrease) in accounts payable and accrued expenses	59,618	30,482	131,592
Increase (Decrease) in income tax payable	-	(551)	-
(Decrease) in deferred tax liability	-	-	-
Increase (Decrease) in deferred tax liability - non current	-	(392)	1,802
Net cash provided by (used in) operating activities	(32,439)	3,365	(39,702)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(982)	(15,248)
Net cash (used in) investing activities	-	(982)	(15,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from note payable	-	5,000	24,000
Proceeds received from issuance of common stock	41,202	-	41,202
Net cash provided by financing activities	41,202	5,000	65,202

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,763	7,383	10,252

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,489	11,416	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,262	$18,799	$10,252

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$3,277

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NYCAMEDIA, INC.
  NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

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

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements on Form 10-K for the years ended December 31, 2011. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. We made certain reclassifications to prior-period amounts to conform to the current presentation.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined by ASC 915.  The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate revenues from the Company’s print production services.

Going Concern

The accompanying financial statements as of September 30, 2012 have been prepared assuming the Company will continue as a going concern.  The Company has experienced a net loss, has a working capital deficit and has an accumulated deficit of $165,622 at September 30, 2012.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

NYCAMEDIA, INC.
  NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2012 and December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

NYCAMEDIA, INC.
  NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

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

As of September 30, 2012, there were no outstanding employee stock options.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of September 30, 2012. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

Concentrations of Credit Risk

For the period ended September 30, 2012, the Company transacted its business with two major customers who accounted for 84% of total revenues.  Total revenues approximated $95,445 for these customers.  Total accounts receivable from these related customers was $0 at September 30, 2012.

For the period ended September 30, 2012, the Company transacted business with one vendors totaling $52,815 or 86% of cost of goods sold.

NYCAMEDIA, INC.
  NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

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

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2012 and December 31, 2011:

	2012	2011

Computer equipment	$2,706	$2,706
Furniture and equipment	12,542	12,542
	15,248	15,248

Less: accumulated depreciation	(9,699)	(6,160)
Property and equipment, net	$5,549	$9,088

The Company recorded depreciation expense of $3,540 and $3,953, for the period ended September 30, 2012 and for the year ended December 31, 2011, respectively.

NYCAMEDIA, INC.
  NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

NOTE 4- RELATED PARTY TRANSACTIONS

From the Company’s inception (May 1, 2009) through September 30, 2012, the Company utilized approximately 200 square feet of office space from its officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.   For the period ended September 30, 2012 and for the year ended December 31, 2011, we recorded a total rent expense of $1,800 and $2,400, respectively.

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

As of September 30, 2012 and 2011, the Company recorded interest expense in the amount of $1,688 and $159, respectively.

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

During the period nine months ended September 30, 2012, the Company issued 824,000 shares of common stock to investors for $41,202 ($0.05 per share).

NYCAMEDIA, INC.
  NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

NOTE 7- INCOME TAXES

Income tax expense (benefit) amounted to $(14,152) and $(13,886) for the nine months ended September 30, 2012 and for the year ended December 31, 2011, respectively. The Company has a federal net operating loss carry forward of approximately $26,000, which if not used to offset future taxable income will expire during 2031. The actual tax expense (benefit) differs from the "expected" tax (computed by applying the U.S. federal corporate tax rate of 15% to earnings before income taxes and the State tax rate of 8.84% to earnings before income tax) as follows:

	2012	2011
Expected tax expense (benefit)	$(24,929)	$(24,964)
Non-deductible expenses	1,824	2,220
Depreciation	(2,226)	(2,226)
Cash to accrual adjustment	18,901	17,038
Valuation allowance	(7,722)	(5,954)

	$(14,152)	$(13,886)

The components of income tax expense (benefit) for 2012 is as follows:

Tax expense (benefit)	Current	Deferred	Total
Federal	$-	$(14,500)	$(14,500)
State	-	(7,374)	(7,374)
Valuation allowance		7,722	7,722

	$-	$(14,152)	$(14,152)

 The components of income tax expense (benefit) for 2011 is as follows:

Tax expense (benefit)	Current	Deferred	Total
Federal	$-	$(12,543)	$(12,543)
State	-	(7,297)	(7,297)
Valuation allowance	-	5,954	5,954

	$-	$(13,886)	$(13,886)

NYCAMEDIA, INC.
  NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

NOTE 7- INCOME TAXES

The components of deferred tax assets and (liabilities) for 2012 is as follows:

Tax Asset (liabilty)	Current	Noncurrent	Total
Federal	$19,884	$3,946	$23,830
State	9,955	1,975	11,930
Valuation allowance	-	(7,722)	(7,722)

	$29,839	$(1,801)	$28,038

The components of deferred tax assets and (liabilities) for 2011 is as follows:

Tax Asset (liabilty)	Current	Noncurrent	Total
Federal	$10,453	$2,768	$13,221
State	5,234	1,386	6,619
Valuation allowance		(5,954)	(5,994)

	$15,687	$(1,801)	$13,886

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

Critical Accounting Policy and Estimates.    Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

Overview. nycaMedia, Inc. (“nycaMedia,” “we” or the “Company”) was incorporated in the State of Nevada on May 1, 2009.  We are a print production, design and media company that specializes in all types of advertising printing and digital design, which range from large formal graphics and poster printing to digital motion graphics and client website construction.  We specialize in providing and maintaining outdoor advertising space on street furniture, which refers to objects and pieces of equipment installed on streets and roads such as bus shelters, newsstands, taxi stands and street lamps.   Our management has over twenty-seven years of experience in the print industry, including experience in conceptual design, pre-press and production management.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011, together with notes thereto, as previously filed with our Annual Report on Form 10-K, and our financial statements for the period ended September 30, 2012, together with notes thereto, which are included in this report.

For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Results of Operations.

Revenues.  We generated revenues of $6,592 for the three months ended September 30, 2012, as compared to revenues of $46,372 for the three months ended September 30, 2011.  The significant decrease in revenues of $39,780 over the comparable periods is directly attributable to a large decrease in orders from our primary customer.   We hope to generate increased revenues from that customer in the next quarter and as we further implement our business plan.

Costs of Revenues. Our cost of revenues sold decreased by $4,678 from $9,763 for the three months ended September 30, 2011 to $5,085 for the three months ended September 30, 2012.  The decrease in cost of revenues between the comparable periods was primarily related to decreased revenues between those periods.   For the three months ended September 30, 2012, our cost of revenues were comprised of work performed by contractors and supplies purchased.  Our design services are provided by outside contractors and their compensation included in our cost of revenues.  Supplies purchased by these contractors are billed with the labor performed on each respective job as one amount.

Gross Profit. Our gross profit decreased by $35,102 from $36,609 for the three months ended September 30, 2011 to $1,507 for the three months ended September 30, 2012.

Operating Expenses.   Our operating expenses decreased $21,619 from $71,548 for the three months ended September 30, 2011 to $49,929 for the three months ended September 30, 2012. The overall decrease between the comparable periods is primarily due to a decrease in professional fees, which decreased from $39,783 for the three months ended September 30, 2011 to $26,673 for the three months ended September 30, 2012. The decrease in professional fees was directly related to a decrease in legal and accounting costs as a result of reduced public company reporting activity for the three months ended September 30, 2012.  In addition, our general and administrative expenses decreased from $28,539 for the three months ended September 30, 2011 to $23,256 for the three months ended September 30, 2012 and our selling expenses decreased from $3,226 for the three months ended September 30, 2011 to $0 for the three months ended September 30, 2012.

Other Expense.   Interest expense increased $523 from $41 for the three months ended September 30, 2011 to $564 for the three months ended September 30, 2012.  The increase in interest expense was a result of issuing three notes payable to our officer and director. The notes each bear 10% interest per annum and are payable on demand.

Income Tax Benefit.   Income tax benefit decreased by $4,384 from $6,552 for the three months ended September 30, 2011 to $2,168 for the three months ended September 30, 2012.  The income tax benefit was a result of a federal net operating loss carry forward of approximately $26,000, which if not used to offset future taxable income will expire during 2031.

Net Loss. Our net loss increased $18,390 from $28,428 for the three months ended September 30, 2011 to $46,818 for the three months ended September 30, 2012.  The increase in net loss between the comparable periods was attributable to decreased revenues for the three months ended September 30, 2012.

For the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Results of Operations.

Revenues.  We generated revenues of $138,133 for the nine months ended September 30, 2012, as compared to revenues of $82,242 for the nine months ended September 30, 2011.  The increase in revenues of $55,891 over the comparable periods is directly attributable to increased sales.  We hope to generate increased revenues as we continue operations and further implement our business plan.

Costs of Revenues. Our cost of revenues sold increased by $28,953 from $30,179 for the nine months ended September 30, 2011 to $59,132 for the nine months ended September 30, 2012.  The increase in cost of revenues between the comparable periods was primarily related to increased revenues between those periods.   For the nine months ended September 30, 2012, our cost of revenues were comprised of work performed by contractors and supplies purchased.  Our design services are provided by outside contractors and their compensation included in our cost of revenues.  Supplies purchased by these contractors are billed with the labor performed on each respective job as one amount.

Gross Profit. Our gross profit increased by $26,938 from $52,063 for the nine months ended September 30, 2011 to $79,001 for the nine months ended September 30, 2012.

Operating Expenses.   Our operating expenses increased $82,640 from $94,610 for the nine months ended September 30, 2011 to $177,250 for the nine months ended September 30, 2012.  The overall increase between the comparable periods is primarily due to increased professional fees, which increased from $41,997 for the nine months ended September 30, 2011 to $105,033 for the nine months ended September 30, 2012 and also an increase in general and administrative expenses, which increased from $48,719 for the nine months ended September 30, 2011 to $70,466 for the nine months ended September 30, 2012.  The increase in professional fees was directly related to an increase in legal and accounting costs as a result of becoming a public company.  In addition, our selling expenses decreased from $3,894 for the nine months ended September 30, 2011 to $1,751 for the nine months ended September 30, 2012.

Other Expense. Interest expense increased $1,529 from $159 for the nine months ended September 30, 2011 to $1,688 for the nine months ended September 30, 2012.  The increase in interest expense was a result of issuing three notes payable to our officer and director. The notes each bear 10% interest per annum and are payable on demand.

Income Tax Benefit. Income tax benefit increased by $8,389 from $5,763 for the nine months ended September 30, 2011 to $14,152 for the nine months ended September 30, 2012.  The income tax benefit was a result of a federal net operating loss carry forward of approximately $26,000, which if not used to offset future taxable income will expire during 2031.

Net Loss.   Our net loss increased $48,842 from $36,943 for the nine months ended September 30, 2011 to $85,785 for the nine months ended September 30, 2012.  The increase in net loss between the comparable periods was attributable to increased professional fees as a result of becoming a public company.

Liquidity and Capital Resources.

As of September 30, 2012, our current assets are comprised of cash of $10,252, accounts receivable of $533 and a deferred tax asset of $29,839.  Our current assets, combined with property and equipment worth $5,549, represent our total assets of $46,173 as of September 30, 2012.

As of September 30, 2012, our total liabilities were $157,393.  Our total current liabilities consisted of current liabilities of $133,092 for accounts payable and accrued expenses and $22,500 for a note payable and a non-current liability of $1,801 for a deferred tax liability. We had no other long term liabilities, commitments or contingencies.

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

During 2013, we expect to continue to incur significant accounting and legal costs associated with being a public company. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. We estimate that these costs will range up to $75,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.

As of September 30, 2012, we had a cash balance of $10,252. In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months.  If we are unable to obtain additional financing, then we will need to rely solely on revenues to meet our working capital requirements. We cannot guarantee that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations.  Accordingly, the notes to our financial statements for the period ended September 30, 2012 disclose uncertainty as to our ability to continue as a going concern.

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

As part of our growth strategy, we may look to acquire businesses, products or technologies that allow us to complement our existing product offerings. We believe that the current marketplace of companies that advertising and print related products is highly fragmented, with numerous small and medium sized companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded company to acquire several, smaller and more established such companies with already-established reputations and product lines using our common stock as payment for any potential acquisitions. Our acquisition strategy is designed to complement our core business. If we do find suitable acquisition opportunities, we cannot guaranty that we will be able to consummate the acquisitions on commercially acceptable terms or at all, or may not realize the anticipated benefits of any acquisitions we do undertake.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2012, the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

nycaMedia, Inc., a Nevada corporation
November 13, 2012	By:	/s/ Michael Hawks
Michael Hawks
	Its:	President, Chief Executive Officer and a Director
(Principal Executive Officer)

November 13, 2012	By:	/s/ Bernard Colacchio
Bernard Colacchio
	Its:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)