Form 10-K
period 2012-12-31
nycaMedia, Inc.
filed 2013-04-16
CIK 1529433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2012

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
Common Sock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2012, approximately $41,201.90.

As of April 16, 2013, there were 5,824,038 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Our Industry.  The United States printing industry is large and highly fragmented with approximately 30,048 estimated participants as reported in the 2010 United States Department of Labor Bureau of Labor Statistics Census of Establishments, Employment and Wages. This is down 1,498 from approximately 31,546 participants in 2009. The industry consists of a few large companies with sales in excess of $1 billion, several mid-sized companies with sales in excess of $100 million and thousands of smaller operations. These printing businesses operate in a broad range of sectors, including commercial printing, quick printing, digital printing, manifold business forms printing, blankbook and looseleaf binder manufacturing, among others.  The printing industry continues to experience pricing pressure related to increases in the cost of materials used in the manufacture of our products. We do not know whether raw material pricing will increase in 2013.

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

Employees. As of April 16, 2013, we have no employees other than our two officers. We anticipate that we will be using the services of independent contractors as consultants to support our expansion and business development. We are not a party to any employment agreements.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated April 9, 2013, our current independent registered public accounting firm stated that our financial statements for the year ended December 31, 2012, were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors doubts are based on our ability to obtain sufficient working capital to fund future operations. If we are unable to raise additional capital, our efforts to continue as a going concern may not prove successful.

We will need additional financing to execute our business plan.

The revenues from our current operations are not sufficient to support our operating costs. We will need substantial additional funds to execute our business plan and fund our operations. We may seek additional funds through public or private equity or debt financing, via strategic transactions, and/or from other sources. There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we may need to reduce, defer or cancel drilling programs, planned initiatives, or overhead expenditures to the extent necessary.  The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

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

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 are substantial and may result in us having insufficient funds to operate our business.

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley).  We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $75,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

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

The printing industry in which we compete in generally does not have long-term customer agreements, and our printing operations may be subject to quarterly and cyclical fluctuations.

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

Michael Hawks, our officer, director and principal shareholder, owns approximately 85.85% of our outstanding shares of common stock as of April 16, 2013.  As a result, Mr. Hawks will have the ability to control or significantly influence all matters requiring approval by our shareholders, including the election and removal of directors. Such control will allow Mr. Hawks to control the future course of the company.

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (SEC).  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

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

Shares of our common stock have not traded, and in the future, may continue to be not traded or thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our shares of common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

We will need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We will require additional cash resources to continue and expand our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities will result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing, if necessary, will be available in amounts or on terms acceptable to us, if at all.

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

Holders.   There were 19 stockholders of record as of December 31, 2012.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans.  As of December 31, 2012, we had no compensation plans under which our equity securities were authorized for issuance.

Recent sales of unregistered securities. No sales of unregistered securities by us occurred during the year ended December 31, 2012.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012.

Overview. On May 1, 2009, nycaMedia, Inc. was incorporated in the State of Nevada.  We are a print production, design and media company that specializes in all types of advertising printing and digital design, which range from large formal graphics and poster printing to digital motion graphics and client website construction.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended December 31, 2012 together with notes thereto as included in this Annual Report on Form 10-K.

For the year ended December 31, 2012, as compared to the year ended December 31, 2011.

Results of Operations.

Revenues.   Our revenues increased by $23,634 from $118,169 for the year ended December 31, 2011 to $141,803 for the year ended December 31, 2012. The increase in revenues between the comparable periods was attributable to an increase in sales.

Costs of Revenues.   Our cost of revenues sold increased by $5,475 from $55,287 for the year ended December 31, 2011 to $60,762 for the year ended December 31, 2012.  The increase in cost of revenues was primarily related to increased revenues.   For the year ended December 31, 2012, our cost of revenues were comprised of work performed by contractors and supplies purchased.  Our design services are provided by outside contractors and their compensation included in our cost of revenues.  Supplies purchased by these contractors are billed with the labor performed on each respective job as one amount.

Gross Profit.   Our gross profit increased by $18,159 from $62,882 for the year ended December 31, 2011 to $81,041 for the year ended December 31, 2012. The increase in gross profit was primarily due to increased revenues.

Operating Expenses.   Our operating expenses increased $32,499 from $166,020 for the year ended December 31, 2011 to $198,519 for the year ended December 31, 2012.  The overall increase between the comparable periods is primarily related to increased professional fees, which increased from $85,087 for the year ended December 31, 2011 to $119,927 for the year ended December 31, 2012 due to increased legal fees, and an increase in selling expenses, which increased from $1,122 for the year ended December 31, 2011 to $1,751 for the year ended December 31, 2012.  These increases were partially offset by a decrease in general and administrative expenses, which decreased from $79,811 for the year ended December 31, 2011, to $76,841 for the year ended December 31, 2012.

Other Expense.  Interest expense increased $1,465 from $785 for the year ended December 31, 2011 to $2,250 for the year ended December 31, 2012.  The increase in interest expense was a result of issuing three notes payable to our officer and director. The notes bear 10% interest per annum and are payable on demand.

Income Tax Expense (Benefit).   Income tax benefit increased by $266 from $13,886 for the year ended December 31, 2011 to $14,152 for the year ended December 31, 2012.  The decrease in income tax was a result of a decrease in taxable income for the year ended December 31, 2012.  We have a federal net operating loss carry forward of approximately $26,000, which if not used to offset future taxable income will expire during 2031.

Net Income (Loss).  Our net loss increased $15,539 from a net income of $90,037 for the year ended December 31, 2011 to a net loss of $105,576 for the year ended December 31, 2012.  The net loss was attributable to increased operating expenses.

Liquidity and Capital Resources.  On May 5, 2009, we issued 5,000,000 shares of common stock to our founder at a value of $5,000 ($0.001 per share) for services rendered by our founder, which included corporate formation, website development and identifying strategic business partners.

As of December 31, 2012, we have cash of $6,398, accounts receivable of $400, and a deferred tax asset of $29,839, which comprise our current assets.  Our current assets, combined with property and equipment worth $4,368, represent our total assets of $41,005 as of December 31, 2012.

As of December 31, 2012, our total liabilities were $171,416.  Our total current liabilities consisted of current liabilities of $147,115 for accounts payable and accrued liabilities and $22,500 for a note payable and a non-current liability of $1,801 for a deferred tax liability. We had no other long term liabilities, commitments or contingencies.

We filed a Registration Statement on Form S-1 to sell 10,000,000 shares of our common stock at a purchase price of $0.05 per share in a direct public offering. The Registration Statement on Form S-1 was declared effective on January 9, 2012.  We sold 824,038 shares of our common stock pursuant to that offering.  Our offering pursuant to the Registration Statement closed on April 3, 2012.  We have used proceeds from the offering for working capital and general corporate purposes.

During 2013, we expect to incur significant accounting and legal costs associated with being a public company. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. We estimate that these costs will range up to $75,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.

As of December 31, 2012, we had a cash balance of $6,398. In the opinion of management, available funds are not sufficient to satisfy our working capital requirements for the next twelve months.  If we are unable to obtain additional financing, then we will need to rely solely on revenues to meet our working capital requirements. We cannot guaranty that we will obtain additional financing or generate sufficient revenues to meet our working capital requirements. Our failure to raise additional capital will negatively impact our business and, potentially, our ability to continue operations.  Accordingly, the notes to our financial statements for the year ended December 31, 2012 disclose uncertainty as to our ability to continue as a going concern.

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

We have been, and intend to continue, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows. If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations.

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
(A Development Stage Company)
Laguna Beach, California

We have audited the accompanying balance sheets of nycaMedia, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and for the period from May 1, 2009 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of nycaMedia, Inc. (a development stage company) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, and for the period from May 1, 2009 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
April 9, 2013

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2012 AND DECEMBER 31, 2011

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$6,398	$1,489
Accounts receivable	400	3,074
Deferred tax asset	29,839	15,687
Total current assets	36,637	20,250

Property and Equipment, Net	4,368	9,088
TOTAL ASSETS	$41,005	$29,338

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and Accrued liabilities	$147,115	$73,474
Note payable	22,500	22,500
Total current liabilities	169,615	95,974

Deferred tax liability - non current	1,801	1,801

TOTAL LIABILITIES	171,416	97,775

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $.001 par value; 50,000,000 shares authorized; 5,824,038 and 5,000,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	5,824	5,000
Preferred stock; $.001 par value; 5,000,000 shares authorized; zero shares issued and outstanding as of Dece,ber 31, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	49,178	6,400
Accumulated deficit	(185,413)	(79,837)

Total stockholders' equity (deficit)	(130,411)	(68,437)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,005	$29,338

The accompanying notes are an integral part of these financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011
			FOR THE PERIOD FROM
			MAY 1, 2009
	FOR THE YEAR	FOR THE YEAR	(INCEPTION)
	ENDED	ENDED	THROUGH
	DECEMBER 31, 2012	DECEMBER 31, 2011	DECEMBER 31, 2012

REVENUES	$141,803	$118,169	$564,568

COST OF REVENUES	60,762	55,287	285,488

GROSS PROFIT	81,041	62,882	279,080

OPERATING EXPENSES
General and Administrative	76,841	79,811	249,412
Selling	1,751	1,122	21,744
Professional Fees	119,927	85,087	208,778
TOTAL OPERATING EXPENSES	198,519	166,020	479,934

NET INCOME (LOSS) BEFORE OTHER EXPENSE	(117,478)	(103,138)	(200,854)

OTHER INCOME (EXPENSE)
Interest expense	(2,250)	(785)	(3,035)
TOTAL OTHER INCOME (EXPENSE)	(2,250)	(785)	(3,035)

NET INCOME (LOSS) BEFORE INCOME TAXES	(119,728)	(103,923)	(203,889)

INCOME TAX (BENEFIT) EXPENSE	(14,152)	(13,886)	(18,476)

NET INCOME (LOSS)	$(105,576)	$(90,037)	$(185,413)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,725,738	5,000,000

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
  STATEMENT OF STOCKHOLDERS' INCOME (LOSS)
FOR THE PERIOD FROM MAY 1, 2009 (INCEPTION) THROUGH DECEMBER 31, 2012
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity/(Deficit)

Balance - May 1, 2009	-	$-	$-	$-	$-

Common stock issued for services	5,000,000	5,000	-	-	5,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,600	-	1,600

Net income	-	-	-	3,511	3,511

Balance - December 31, 2009	5,000,000	5,000	1,600	3,511	10,111

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net income	-	-	-	6,689	6,689

Balance - December 31, 2010	5,000,000	5,000	4,000.00	10,200	19,200

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net income (loss)	-	-	-	(90,037)	(90,037)

Balance - December 31, 2011	5,000,000	$5,000	$6,400	$(79,837)	$(68,437)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Common stock issued for cash	824,038	824	40,378		41,202

Net income (Loss)	-	-	-	(105,576)	(105,576)

Balance - December 31, 2012	5,824,038	$5,824	$49,178	$(185,413)	$(130,411)

The accompanying notes are an integral part of these financial statements.

NYCAMEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011
			MAY 1, 2009
	FOR THE	FOR THE	(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31, 2012	DECEMBER 31, 2011	DECEMBER 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(105,576)	$(90,037)	$(185,413)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation expense	4,720	3,953	10,879
Common stock issued for services	-	-	5,000
Additional paid-in capital in exchange for facilities provided by related party	2,400	2,400	8,800

Change in assets and liabilities
(Increase) Decrease in accounts receivable	2,674	1,426	(400)
(Increase) Decrease in other receivable	-	7,529	-
Increase (Decrease) in deferred tax asset	(14,153)	(15,192)	(29,840)
Increase (Decrease) in accounts payable and accrued expenses	73,642	66,184	145,616
Increase (Decrease) in income tax payable	-	(5,772)	-
(Decrease) in deferred tax liability	-	-	-
Increase (Decrease) in deferred tax liability - non current	-	(333)	1,802
Net cash provided by (used in) operating activities	(36,293)	(29,842)	(43,556)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,085)	(15,248)
Net cash (used in) investing activities	-	(4,085)	(15,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from note payable	-	24,000	24,000
Proceeds received from issuance of common stock	41,202	-	41,202
Net cash provided by financing activities	41,202	24,000	65,202

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,909	(9,927)	6,398

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,489	11,416	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,398	$(1,489)	$6,398

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$3,472

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	$-	$-

 The accompanying notes are an integral part of these financial statements.

NYCAMEDIA, INC.
  NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

Going Concern

The accompanying financial statements as of December 31, 2012 have been prepared assuming the Company will continue as a going concern.  The Company has experienced a net loss, has a working capital deficit and has an accumulated deficit of $185,413 at December 31, 2012.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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
  NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011
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

NYCAMEDIA, INC.
  NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2012 and December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

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

As of December 31, 2012, there were no outstanding employee stock options.

NYCAMEDIA, INC.
  NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of December 31, 2012. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

Concentrations of Credit Risk

For the period ended December 31, 2012, the Company transacted its business with one major customers who accounted for 70% of total revenues.  Total revenues approximated $99,219 for this customer.  Total accounts receivable from these related customers was $0 at December 31, 2012.

For the period ended December 31, 2012, the Company transacted business with one vendors totaling $56,303 or 87% of cost of goods sold.

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

NYCAMEDIA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 3-      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2012 and December 31, 2011:

	2012	2011

Computer equipment	$2,706	$2,706
Furniture and equipment	12,542	12,542
	15,248	15,248

Less: accumulated depreciation	(10,880)	(6,160)
Property and equipment, net	$4,368	$9,088

The Company recorded depreciation expense of $4,720 and $3,953, for the period ended December 31, 2012 and for the year ended December 31, 2011, respectively.

NOTE 4-    RELATED PARTY TRANSACTIONS

From the Company’s inception (May 1, 2009) through December 31, 2012, the Company utilized approximately 200 square feet of office space from its officer and stockholder at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $200 per month to operations.   For the period ended December 31, 2012 and for the year ended December 31, 2011, we recorded a total rent expense of $2,400 and $2,400, respectively.

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

As of December 31, 2012 and 2011, the Company recorded interest expense in the amount of $2,250 and $785, respectively.

NYCAMEDIA, INC.
  NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

During the year ended December 31, 2012, the Company issued 824,000 shares of common stock to investors for $41,202 ($0.05 per share).

NOTE 7-    INCOME TAXES

Income tax expense (benefit) amounted to $(14,152) and $(13,886) for the nine months ended December 31, 2012 and for the year ended December 31, 2011, respectively. The Company has a federal net operating loss carry forward of approximately $26,000, which if not used to offset future taxable income will expire during 2031. The actual tax expense (benefit) differs from the "expected" tax (computed by applying the U.S. federal corporate tax rate of 15% to earnings before income taxes and the State tax rate of 8.84% to earnings before income tax) as follows:

	2012	2011
Expected tax expense (benefit)	$(24,929)	$(24,964)
Non-deductible expenses	1,824	2,220
Depreciation	(2,226)	(2,226)
Cash to accrual adjustment	18,901	17,038
Valuation allowance	(7,722)	(5,954)

	$(14,152)	$(13,886)

$-	$(13,886)	$(13,886)

NYCAMEDIA, INC.
  NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 7-    INCOME TAXES (CONTINUED)

The components of income tax expense (benefit) for 2012 is as follows:

Tax expense (benefit)	Current	Deferred	Total
Federal	$-	$(14,500)	$(14,500)
State	-	(7,374)	(7,374)
Valuation allowance		7,722	7,722

	$-	$(14,152)	$(14,152)

 The components of income tax expense (benefit) for 2011 is as follows:

Tax expense (benefit)	Current	Deferred	Total
Federal	$-	$(12,543)	$(12,543)
State	-	(7,297)	(7,297)
Valuation allowance	-	5,954	5,954

The components of deferred tax assets and (liabilities) for 2012 is as follows:

Tax Asset (liability)	Current	Noncurrent	Total
Federal	$19,884	$3,946	$23,830
State	9,955	1,975	11,930
Valuation allowance	-	(7,722)	(7,722)

	$29,839	$(1,801)	$28,038

The components of deferred tax assets and (liabilities) for 2011 is as follows:

Tax Asset (liability)	Current	Noncurrent	Total
Federal	$10,453	$2,768	$13,221
State	5,234	1,386	6,619
Valuation allowance		(5,954)	(5,994)

	$15,687	$(1,801)	$13,886

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Michael Hawks	40	Chief Executive Officer, President, Secretary, and a director
Bernard Colacchio	44	Chief Financial Officer, Treasurer

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

Michael Hawks is the brother-in-law of Bernard Colacchio. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

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

Director Independence.  We do not have any independent directors.

Item 11. Executive Compensation.

Summary Compensation Table.   The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended December 31, 2011 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Hawks President, Secretary	2012	$8,000	$0	$0	$0	$0	$0	$0	$8,000
	2011	$0	$0	$0	$0	$0	$0	$0	$0
Bernard Colacchio Treasurer	2012	$0	$0	$0	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0	$0	$0	$0

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2012.

Outstanding Equity Awards. As of December 31, 2012, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percentage of Class (1)
Common Stock	Michael Hawks 1077 Balboa Avenue Laguna Beach, CA 92651	5,000,000 shares, Chief Executive Officer, President, Secretary, a director	85.85%
Common Stock	Bernard Colacchio 1077 Balboa Avenue Laguna Beach, CA 92651	No shares, Chief Financial Officer, Treasurer	0%
Common Stock	All Executive Officers and Directors as a Group	5,000,000 shares	85.85%

(1)	Percentage of beneficial ownership of our common stock is based on 5,824,038 shares of common stock outstanding as of December 31, 2012.

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

Michael Hawks, our officer and director, currently provides approximately 200 square feet of office space to us at no charge. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $200 per month. For the years ended December 31, 2012 and December 31, 2011, we recorded a total rent expense of $2,400 and $2,400, respectively.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for the fiscal year ended December 31, 2012 and the year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $13,250 and $7,832, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2012 and the year ended December 31, 2011, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal year ended December 31, 2012 and the year ended December 31, 2011, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on September 7, 2011
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 filed on September 7, 2011
10.1	Promissory Note for Michael Hawks, dated June 6, 2011, incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1 filed on September 7, 2011
10.2	Promissory Note for Michael Hawks, dated October 13, 2011, incorporated by reference to Exhibit 10.2 of our Amendment No. 1 to our Registration Statement on Form S-1/A filed on October 20, 2011
10.3	Promissory Note for Michael Hawks, dated November 9, 2011, incorporated by reference to Exhibit 10.3 of our Amendment No. 2 to our Registration Statement on Form S-1/A filed on November 25, 2011
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document*
101.sch	XBRL Taxonomy Schema*
101.cal	XBRL Taxonomy Calculation Linkbase*
101.def	XBRL Taxonomy Definition Linkbase*
101.lab	XBRL Taxonomy Label Linkbase*
101.pre	XBRL Taxonomy Presentation Linkbase*
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nycaMedia, Inc.
a Nevada corporation

April 16, 2013	By:	/s/ Michael Hawks
Michael Hawks
	Its:	Chief Executive Officer, President, Secretary, and a director
(Principal Executive Officer)
April 16, 2013	By:	/s/ Bernard Colacchio
Bernard Colacchio
	Its:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Hawks	April 16, 2013
Michael Hawks
Its:	Chief Executive Officer, President, Secretary and a director
(Principal Executive Officer)

By:	/s/ Bernard Colacchio	April 16, 2013
Bernard Colacchio
Its:	Chief Financial Officer and Treasurer
(Principal Financial Officer)